Form 10-Q
period 2018-06-30
Aridis Pharmaceuticals, Inc.
filed 2018-09-26
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38630

Aridis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2641188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5941 Optical Ct.
San Jose, California	95138
(Address of principal executive offices)	(Zip Code)

(408) 385-1742

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at September 25, 2018 was 8,103,783.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,470	$25,096
Prepaid expenses & other current assets	960	244
Total current assets	14,430	25,340
Property and equipment, net	1,280	750
Intangible assets, net	41	43
Other assets	345	345
Total assets	$16,096	$26,478
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$610	$933
Accrued liabilities	2,330	2,121
Deferred revenue	775	120
Dividends payable	1,352	—
Total current liabilities	5,067	3,174
Warrant liability	8,847	11,868
Total liabilities	13,914	15,042
Series A convertible preferred stock (par value, $0.0001 per share; shares authorized: 60,000,000 and 60,000,000, respectively; shares issued and outstanding: 36,196,193 and 36,196,193, respectively; $74,202 and $74,202 aggregate liquidation preference as of June 30, 2018 and December 31, 2017, respectively)	74,202	74,202
Total convertible preferred stock	74,202	74,202
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock (par value, $0.0001 per share; shares authorized: 100,000,000 and 100,000,000, respectively; shares issued and outstanding: 166,373 and 166,373, as of June 30, 2018 and December 31, 2017, respectively)	—	—
Additional paid-in capital	(14,285)	(15,140)
Accumulated deficit	(57,735)	(47,626)
Total stockholders’ deficit	(72,020)	(62,766)
Total liabilities, convertible preferred stock and stockholders’ deficit	$16,096	$26,478

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Grant revenue	$22	$22	$344	$44

Operating expenses:
Research and development	3,885	3,170	10,511	7,989
General and administrative	687	829	1,753	1,855
Total operating expenses	4,572	3,999	12,264	9,844
Loss from operations	(4,550)	(3,977)	(11,920)	(9,800)
Other expense (expense):
Interest and other income, net	68	72	142	97
Change in fair value of warrant liability	3,058	(2,178)	3,021	(4,593)
Net loss	$(1,424)	$(6,083)	$(8,757)	$(14,296)
Preferred dividends	$(535)	$(701)	$(1,352)	$(1,235)
Net loss available to common stockholders	$(1,959)	$(6,784)	$(10,109)	$(15,531)
Weighted-average shares outstanding used in computing net loss available to common stockholders:
Basic	166,373	166,373	166,373	166,373
Diluted	166,373	166,373	166,373	166,373
Net loss per common share:
Basic	$(8.56)	$(36.56)	$(52.63)	$(85.93)
Diluted	$(8.56)	$(36.56)	$(52.63)	$(85.93)
Preferred dividends:
Basic	$(3.22)	$(4.21)	$(8.13)	$(7.42)
Diluted	$(3.22)	$(4.21)	$(8.13)	$(7.42)
Net loss per share available to common stockholders:
Basic	$(11.78)	$(40.77)	$(60.76)	$(93.35)
Diluted	$(11.78)	$(40.77)	$(60.76)	$(93.35)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(8,757)	$(14,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	10
Stock-based compensation expense	855	1,052
Change in fair value of preferred stock warrants	(3,021)	4,593
Changes in assets and liabilities:
Accounts receivable	—	(413)
Prepaid expenses and other current assets	(560)	(462)
Other assets	—	(378)
Deferred revenue	656	936
Accounts payable, accrued liabilities and other	(4)	(48)
Net cash used in operating activities	(10,707)	(9,005)
Cash flows from investing activities
Purchase of property and equipment	(919)	—
Net cash used in investing activities	(919)	—
Cash flows from financing activities
Proceeds from issuance of preferred stock	—	9,896
Net cash provided by financing activities	—	9,896
Net increase (decrease) in cash and cash equivalents	(11,626)	891
Cash and cash equivalents at
Beginning of period	25,096	22,291
End of period	$13,470	$23,182
Supplemental cash flow information
Cash paid for taxes	$—	$1
Non-cash investing and financing activities
Preferred stock dividends accrued	$1,352	$1,235

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Aridis Pharmaceuticals, Inc. (the “Company” or “we” or “our”) was established as a California limited liability corporation in 2003. The Company converted to a Delaware C corporation on May 21, 2014. Aridis’ principal place of business is in San Jose, California. It is a clinical-stage company focused on developing new breakthrough therapies for infectious diseases and addressing the growing problem of antibiotic resistance. The Company has a diversified portfolio of clinical and pre-clinical stage anti-infective product candidates that are complimented by a fully human monoclonal antibody discovery platform technology. The Company’s two most mature clinical candidates AR-301 and AR-105 are at Phase 3 and Phase 2 clinical trial stage, respectively. The Company’s suite of anti-infective monoclonal antibodies offers opportunities to profoundly alter the current trajectory of increasing antibiotic resistance and improve the health outcome of many of the most serious life-threatening infections particularly in hospital settings.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Amended S-1 filed on August 13, 2018 with the United States Securities and Exchange Commission (SEC).

The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, Inc. and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

Reverse Stock Split

On August 3, 2018, the Company effected a 1 for 6.417896 reverse stock split of the Company’s common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

Liquidity and Capital Resources

On August 13, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on August 16, 2018 and the Company issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.9 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.3 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, the Company issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $0.2 million.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

The Company believes that its existing cash and cash equivalents will provide sufficient funds to enable it to meet its obligations for at least the next 12 months.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, revenue recognition, long-lived assets, income taxes, assumptions used in the Black-Scholes-Merton (“BSM”) model to calculate the fair value of stock-based compensation, Monte Carlo Simulation (“MSM”) model to calculate the fair value of warrants, deferred tax asset valuation allowances, valuation of the Company’s common and convertible preferred stock, fair value assumptions used in the valuation of warrants, preclinical study and clinical trial accruals and various accrued liabilities. Actual results could differ from those estimates.

Concentration of Risk

The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits.

For the three and six months ended June 30, 2018 and 2017, one customer accounted for 100% of total revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers, but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018 and December 31, 2017, there were no accounts receivable or allowances for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss in the period realized.

Intangible Assets

Intangible assets are recorded at cost and amortized over the estimated useful life of the asset. Intangible assets consist of licenses with various institutions whereby the Company has rights to use intangible property obtained from such institutions.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2018 and December 31, 2017.

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

During the three and six months ended June 30, 2018 and 2017, revenue consisted of grant revenue. We recognize revenue under such awards under the milestone method, up to the limit of the prior approval funding amounts, and when we have determined that we have earned the right to receive the recognized portion according to the terms of the original grant awarded.

In December 2016, the Company received an award from the Cystic Fibrosis Foundation (“CF Foundation”) for approximately $2,902,000. The agreement contains an upfront payment of $200,000 which is being recognized straight-line over the term of the contract as we believe the upfront fee relates to services performed throughout the contract period and the upfront fee does not represent a substantive milestone within the agreement. Recognition of revenue for the remaining payments under the agreement will be recognized under the milestone method as substantive milestones are met. The milestones relate to pre-clinical research activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount as it receives from the non-profit organization. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the non-profit organization.

For the three months ended June 30, 2018 and 2017, the Company had grant revenue of $22,000 and $22,000, respectively. For the six months ended June 30, 2018 and 2017, the Company had grant revenue of $344,000 and $44,000, respectively. All grant revenue was derived from our award agreement with the CF Foundation.

In 2017, the Company entered into a collaborative research and development agreement with GlaxoSmithKline plc (“GSK”). In accordance with the agreement, we received an upfront fee and are due annual fees and amounts for development work to be performed as specifically outlined under the agreement. The work to be performed was delineated into three specific research projects. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determined whether the arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. The multiple elements were analyzed to determine whether the deliverables could be separated or whether they must be accounted for as a single unit of accounting. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our balance sheet. Recognition of revenue under the contract will be based on the terms of the contract and will be recognized under the proportional performance method derived from the completion of certain stages as defined within the contract.

For the three and six months ended June 30, 2018 and 2017, no collaboration revenue was recorded under the Company’s agreement with GSK.

Costs for Collaborative Arrangements

Costs incurred under collaborative arrangements include personnel costs, laboratory supplies and fees paid to third parties. These amounts are included in research and development in the accompanying consolidated statement of operations. For the three months ended June 30, 2018 and 2017, the Company incurred expenses of $161,000 and $165,000, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred expenses of $318,000 and $301,000, respectively, related to its collaborative arrangement.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses consist of salaries and benefits, laboratory supplies, consulting fees and fees paid to third parties.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards to employees and directors based on the grant-date estimated fair values, net of an estimated forfeiture rate. The Company recognizes stock-based compensation cost for employees and directors on a straight-line basis over the requisite service period for the award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. The Company estimates forfeitures based on an analysis of historical employee turnover and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The Company will revise the forfeiture estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact stock-based compensation cost in the period in which the change in estimate occurs.

The BSM option pricing model incorporates various highly sensitive assumptions, including the fair value of the Company’s common stock, expected volatility, expected term and risk-free interest rates. The weighted-average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose stock prices are publicly available. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as the Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The Company accounts for stock-based compensation arrangements with non-employees by recording the expense of such services based on the estimated fair value of the common stock at the measurement date. The value of the equity instrument, including adjustment to fair value at each balance sheet date, is charged to net loss over the term of the service agreement.

Prior to the completion of the Company’s initial public offering of common stock on August 16, 2018, due to the absence of a public market trading for the Company’s common stock, it was necessary to estimate the fair value of the common stock underlying the Company’s stock-based awards when performing fair value calculations.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the positions sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Comprehensive Loss

The Company has no items of comprehensive income or loss other than net loss.

Loss Per Share

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. For diluted loss per share calculation purposes, the net loss available to commons shareholders is adjusted to add back any preferred stock dividends and any interest on convertible debt reflected in the consolidated statement of operations for the respective periods.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Convertible preferred stock	5,723,919	4,793,457	5,723,919	4,793,457
Stock options to purchase common stock	742,124	487,339	742,124	487,339
Preferred stock warrants	1,359,635	1,301,817	1,359,635	1,301,817
Common stock warrants	607,295	707,896	607,295	707,896
	8,432,973	7,290,509	8,432,973	7,290,509

The convertible preferred stock and preferred stock warrants in the previous table reflect the conversion of these instruments into their common stock equivalents as of the dates reported.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to take advantage of this provision and, as a result, we will adopt the extended transition period available under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided under the JOBS Act.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The adoption of this standard did not have a material effect.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing.” This clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU 2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. The new standard is effective for the Company on January 1, 2019. The Company is currently evaluating the impact of adopting this guidance.

3. Fair Value Disclosure

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, accrued liabilities, and convertible notes payable approximate fair value due to the short-term nature of these items.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level I	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level II

Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Liabilities:
Dividends payable	$1,352	$—	$—	$1,352
Warrant liability	8,847	—	—	8,847
Totals	$10,199	$—	$—	$10,199

	Fair Value at December 31, 2017
($ in thousands)	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$11,868	$—	$—	$11,868
Totals	$11,868	$—	$—	$11,868

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The preferred stock warrants are measured using the Monte Carlo valuation model which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value of the warrants could be materially different.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Lab equipment	$1,592	$940
Computer equipment and software	25	25
	1,617	965
Less: Accumulated depreciation	(337)	(215)
	$1,280	$750

Depreciation expense was approximately $72,000 and $4,000 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was approximately $122,000 and $8,000 for the six months ended June 30, 2018 and 2017, respectively.

Intangible Assets, net

Intangible assets, net consist of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Licenses	$81	$81
	81	81
Less: Accumulated amortization	(40)	(38)
	$41	$43

Amortization expense was approximately $1,000 and $1,000 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense was approximately $2,000 and $2,000 for the six months ended June 30, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Research and development services	$1,632	$1,713
Payroll related expenses	165	207
Professional services	532	201
Other	1	—
	$2,330	$2,121

5. Warrants

Common Stock Warrant Expense

In November 2015, an engagement letter was effectuated with the Company’s current Vice Chairman of the Board of Directors. Under the terms of the engagement, upon being appointed the Company’s Vice Chairman and the closing of a minimum of $25 million in gross proceeds from sales of its Series A convertible preferred stock under a private placement memorandum, the Vice Chairman would receive 234,860 common stock warrants. On December 12, 2016, both of the aforementioned conditions had been met and the Company issued 234,860 common stock warrants at an exercise price of $14.50 per share.

The fair value of the warrants was determined using a Monte Carlo simulation method which calculates the estimated value based on running numerous simulations and analyzing the various outcomes. The total fair value of award was approximately $661,000 and is being amortized over the five-year vesting period. For each of the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of approximately $34,000 related to these warrants. For each of the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of approximately $66,000 related to these warrants.

Warrant Liability

The following table (in thousands) summarizes the Company’s activity and fair value calculations of its derivative warrants for six months ended June 30, 2018:

Warrant Liability
Balance, December 31, 2017	$11,868
Change in fair value of warrants	(3,021)
Balance, June 30, 2018	$8,847

6. Convertible Preferred Stock

Each share of Series A convertible preferred stock is entitled to voting rights equivalent to the number of shares of common stock into which each share can be converted. Each share of Series A convertible preferred stock was convertible at the holders’ option at any time into common stock on a one for one basis. On August 3, 2018, the Company effected a 1 for 6.417896 reverse stock split of the Company’s common stock. Accordingly, each share of Series A convertible preferred stock is convertible at the holders’ option at any time after August 3, 2018 on a 1 for 6.417896 basis. Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series A convertible preferred stock shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefore, a preferential amount in cash equal to (and not more than) $2.05 per share. If upon any such distribution the assets of the Company shall be insufficient to pay the holders of the outstanding shares of Series A convertible preferred stock the full amounts to which they shall be entitled, such holders shall share ratably in any distribution of assets in accordance with the sums which would be payable on such distribution if all sums payable thereon were paid in full. Any remaining assets or funds of the Company available for distribution to stockholders shall be distributed among the holders of Series A convertible preferred stock and common stock pro rata based on the number of shares of common stock held by each (assuming conversion of all such Series A convertible preferred stock and convertible common stock, if any, according to their respective terms). Conversion of Series A convertible preferred stock is automatic upon the completion of a firm commitment underwritten initial public offering of the Company’s shares of common stock at a price equal to or greater than $4.10 per share. In January 2018, the Company received shareholder consent from a majority of Series A convertible preferred stockholders consenting to the automatic conversion of the Series A convertible preferred stock immediately prior to the closing of a firm commitment underwritten initial public offering of the Company’s shares of common stock (Note 10).

All holders of Series A convertible preferred stock as of June 30, 2016 began accruing a 3% stock dividend beginning on July 1, 2016. Subsequent acquirers began accruing on the date they acquired their respective shares. Accrued dividends shall be payable annually on December 31. As of June 30, 2018, the Company accrued approximately $1,352,000 as dividends payable for the 542,943 dividend shares that were accrued.

During June 2017, 2,033,898 shares of our Series A convertible preferred stock sold at $2.95 per share which contain price based anti-dilution protection rights. Unless agreed to otherwise, if the Company issues additional securities at a purchase price less than the purchase price paid by these respective holders, the Company shall issue additional preferred shares equal to the difference of the number of preferred shares that each respective shareholder would have received if they paid the subsequent lower price, and the number of share each respective shareholder originally received. The Company reviewed the embedded anti-dilution protection feature included in the Series A convertible preferred stock sold during 2016 pursuant to ASC 480, Distinguishing Liabilities From Equity, and ASC 815, Derivatives and Hedging, and determined that the provisions of ASC 480 did not result in liability classification, the embedded anti-dilution protection feature did not meet the definition of a derivative as there was no market for the Series A convertible preferred stock to be converted into cash and that the embedded anti-dilution protection feature did not require bifurcation.

The liquidation preference provisions of the Series A convertible preferred stock are considered contingent redemption provisions because there are certain elements that are not solely within the control of the Company, such as a change in control of the Company. Accordingly, the Company has presented the Series A convertible preferred stock within the mezzanine portion of the accompanying consolidated balance sheets at the full liquidation value.

In June 2017, the Company sold 2,033,898 shares of Series A convertible preferred stock to an investor at a price of $2.95 per share for total gross proceeds of $6.0 million and net proceeds of $5.4 million after financing costs.

If by August 12, 2019 the Company has not yet consummated a firm commitment underwritten initial public offering of its common stock, then the number of all outstanding warrants exercisable into Series A convertible preferred stock will increase by 100% (Note 10).

7. Common Stock

As of June 30, 2018, the Company had reserved the following common stock for future issuance:

Shares reserved for conversion of preferred stock	5,723,919
Shares reserved for exercise of outstanding warrants to purchase preferred stock	1,359,635
Shares reserved for exercise of outstanding warrants to purchase common stock	607,295
Shares reserved for exercise of outstanding options to purchase common stock	742,124
Shares reserved for issuance of future options	84,055
8,517,028

As of December 31, 2017, the Company had reserved the following common stock for future issuance:

Shares reserved for conversion of preferred stock	5,640,274
Shares reserved for exercise of outstanding warrants to purchase preferred stock	1,359,635
Shares reserved for exercise of outstanding warrants to purchase common stock	607,295
Shares reserved for exercise of outstanding options to purchase common stock	603,291
Shares reserved for issuance of future options	144,980
8,355,475

8. Stock-Based Compensation

In May 2014, the Company adopted and the shareholders approved the 2014 Equity Incentive Plan (the 2014 Plan). Under the 2014 Plan, 233,722 shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants, under terms and provisions established by the Board of Directors. Under the terms of the 2014 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2014 Plan may not exceed ten years.

In addition, the 2014 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2014 Plan on the first day of each fiscal year beginning in fiscal year 2015. The annual increase in the number of shares shall be equal to the greater of:

•                  77,908 shares of our common stock; or

•                  such number of shares as is equal to the number of shares sufficient to cause the option pool to equal 20% of the issued and outstanding common stock of the Company, provided, however, that if on any calculation date the number of shares equal to 20% of the total issued and outstanding shares of common stock is less than the number of shares of common stock available for issuance under the 2014 Plan, no change will be made to the aggregate number of shares of common stock issuable under the 2014 Plan for that year (such that the aggregate number of shares of common stock available for issuance under the 2014 Plan will never decrease).

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option by option basis. Options generally vest ratably over service periods of up to four years and expire ten years from the date of grant.

The fair value of the employee options granted during the three and six months ended June 30, 2018 and 2017 were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	N/A	N/A	6.25	6.25
Expected volatility	N/A	N/A	78%-79%	79%-80%
Risk-free interest-rate	N/A	N/A	2.22% - 2.62%	1.83% - 2.20%
Dividend yield	N/A	N/A	0%	0%

Stock option activity for the year ended December 31, 2017 and the six months ended June 30, 2018 are represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance — December 31, 2017	144,980	603,291	$9.52
Additional shares reserved	77,908	—	$—
Options granted	(191,995)	191,995	$17.08
Options cancelled	53,162	(53,162)	$9.98
Balance — June 30, 2018	84,055	742,124	$11.45

The Company recognized stock compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$139	$81	$280	$133
General and administrative	$179	$276	$509	$853
	$318	$357	$789	$986

As of June 30, 2018, the Company had unrecognized stock-based compensation of approximately $3.0 million. As of June 30, 2018, the intrinsic value of all vested and outstanding options was approximately $2.0 and $2.5 million, respectively.

9. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days’ notice. The Company recognizes rent expense as incurred. For the three months ended June 30, 2018 and 2017, the Company incurred expenses of $77,000 and $74,000, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred expenses of $155,000 and $147,000, respectively.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may incur charges in the future as a result of these indemnification obligations.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. As of June 30, 2018 and December 31, 2017, there were no pending legal proceedings.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2,902,097 from the Cystic Fibrosis Foundation to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. Under the award agreement, the Cystic Fibrosis Foundation will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the Cystic Fibrosis Foundation. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the Cystic Fibrosis Foundation, the Company will record the excess amount received as a liability.

In the event that development efforts are successful and the Company commercialized a drug from these related development efforts, the Company may be subject to pay to Cystic Fibrosis Foundation a one-time amount equal to the awarded amount. Such amount shall be paid in as few as three but not more than five annual installments, as follows: within ninety days of the end of the calendar year in which the First Commercial Sale occurs, and within ninety days of the end of each subsequent calendar year until the amount is paid, Aridis shall pay up to one-third of the amount but not more than 5% of net sales from compounds containing gallium citrate or gallium nitrate citrate as an active ingredient for that calendar year (except that in the fifth installment, if any, the Company shall pay the remaining unpaid portion of the awarded amount).

In addition to the amount payable above, the Company will pay to Cystic Fibrosis Foundation a one-time amount equal to the amount of funding from Cystic Fibrosis Foundation under the agreement, within sixty days after the end of the first calendar year during which aggregate net sales of compounds containing gallium citrate or gallium nitrate citrate as an active ingredient exceed $100 million.

In the event that Aridis licenses rights to the product in the field to a third party, sells the product, or consummates a change of control transaction prior to the first commercial sale, Aridis shall pay to Cystic Fibrosis Foundation an amount equal to two times the actual awarded amount under the agreement, if the change of control transaction occurs prior to the completion of the first Phase IIb (or equivalent) clinical study with respect to the product; and four times the actual awarded amount if the change of control transaction occurs after the completion of the Phase IIb clinical trial specified above. The payment shall be made within sixty days after the closing of such a transaction.

Joint Venture Agreement

In February 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with Shenzen Hepalink Pharmaceutical Group Co., Ltd., the Company’s largest shareholder and a Chinese entity (“Hepalink”), for developing and commercializing products for infectious diseases. Under the terms of the agreement, the Company is obligated to contribute $1 million and the licensing of its technology relating to the Company’s AR-101 and AR-301 product candidates for use in the joint venture entity (the “JV Entity”) and will initially own 49% of the JV Entity. On July 2, 2018, the Company received final approval from the government of the Peoples Republic of China.

10. Subsequent Events

Initial Public Offering

In connection with the IPO, the Company effected a reverse stock split of its common stock at a ratio of 1 for 6.417896, effective August 3, 2018. On August 13, 2018, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the SEC. The IPO closed on August 16, 2018 and the Company issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.9 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.3 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, the Company issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $0.2 million.

In connection with the IPO, the holders of a majority of the Series A Preferred Stock approved the mandatory conversion of the Series A Preferred Stock into one share of common stock for every 6.417896 shares of Series A Preferred Stock which converted immediately prior to the consummation of the IPO. Upon conversion, a total of 5,744,586 shares of common stock were issued for the converted Series A Preferred Stock which includes the accrued dividends upon conversion.  All warrants to purchase Series A Preferred Stock became warrants to purchase common stock, adjusted for the 1 for 6.417896 shares reverse stock split.

Amendment to Joint Venture Agreement

On August 24, 2018, the Company and Hepalink entered into an amendment to the JV Agreement (the “Amendment”), which was effective as of August 6, 2018. Pursuant to the Amendment, the Company granted an exclusive license of its AR-105 product candidate to the JV Entity, and Hepalink will contribute an additional $1.2 million to the JV Entity. Pursuant to the JV Agreement and the Amendment, Hepalink is obligated to contribute the equivalent of $7.2 million to the JV Entity and the Company is required to contribute (i) $1.0 million in cash and (ii) the license to AR-101, AR-301 and AR-105. Giving effect to the JV Agreement and the Amendment, Hepalink and the Company will continue to own 51% and 49%, respectively, of the capital of the JV Entity.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our operations and business prospects are always subject to risks and uncertainties including, among others:

•            the timing of regulatory submissions;

•            our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

•            approvals for clinical trials may be delayed or withheld by regulatory agencies;

•            preclinical and clinical studies will not be successful or confirm earlier results or meet expectations or meet regulatory requirements or meet performance thresholds for commercial success;

•            risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

•            risks associated with obtaining funding from third parties;

•            management and employee operations and execution risks;

•            loss of key personnel;

•            competition;

•            risks related to market acceptance of products;

•            intellectual property risks;

•            assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

•            risks associated with the uncertainty of future financial results;

•            our ability to attract collaborators and partners; and

•            risks associated with our reliance on third party organizations.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, on August 15, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

All dollar amounts in this discussion and analysis are to the nearest thousand unless otherwise noted.

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platform called MabIgX. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Two of our product candidates have exhibited promising preclinical data and clinical data are available from two completed studies. Our lead product candidate, AR-301, also referred to as Salvecin, targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. We have conducted an end-of-Phase 2 meeting with the US Food and Drug Administration, or FDA, and expect to initiate a Phase 3 pivotal trial for AR-301 in the second half of 2018.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of convertible preferred stock and debt securities.

We have incurred losses in most years since our inception. Our net losses were approximately $24.7 million for the year ended December 31, 2017 and $1.4 million and $8.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $57.7 million. As of June 30, 2018, we had $13.5 million of cash and cash equivalents, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing capabilities, and from general and administrative costs associated with our operations.

On August 13, 2018, the Company completed an initial public offering of its common stock, in which the Company sold and issued 2,000,000 shares, plus 192,824 shares sold pursuant to the partial exercise by the underwriters of their over-allotment option, at an issuance price of $13.00 per share, less underwriting discounts and commissions. As a result of the IPO and the exercise of the underwriters’ over-allotment option, the Company received total net proceeds of approximately $25.2 million, net of underwriting and other offering expenses. The Company believes that its existing cash and cash equivalents will provide sufficient funds to enable it to meet its obligations for at least the next 12 months.

We have not yet achieved commercialization of our products and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, fees for services performed, issuances of convertible debt and the sale of our preferred stock. Our principal uses of cash have included cash used in operations, specifically related to research and development. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

We anticipate that our expenses will increase substantially if and as we:

•            continue enrollment in our ongoing clinical trials;

•            initiate new clinical trials;

•            seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;

•            seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;

•            establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;

•            make milestone or other payments under our agreements pursuant to which we have licensed or acquired rights to intellectual property and technology;

•            seek to maintain, protect, and expand our intellectual property portfolio;

•            seek to attract and retain skilled personnel;

•            incur the administrative costs associated with being a public company and related costs of compliance;

•            create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts; and

•            experience any delays or encounter issues with any of the above.

We expect to continue to incur significant expenses and increasing losses for at least the next several years. Accordingly, we anticipate that we will need to raise additional capital in order to obtain regulatory approval for, and the commercialization of our therapeutic candidates. Until such time that we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved therapies or products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

Presentation of Financial Information

Solely for your convenience, this Form 10-Q contains translations of certain euro amounts into U.S. dollar amounts and pounds sterling into U.S. dollar amounts at specified exchange rates. All translations from euros to U.S. dollars and from U.S. dollars to euros in this prospectus were made at a rate of €0.8404 to $1.00, the noon buying rate in The City of New York for cable transfers in euros per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York on August 31, 2018. All translations from pounds sterling to U.S. dollars and from U.S. dollars to pounds sterling in this prospectus were made at a rate of £0.7036 to $1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York on August 31, 2018. No representation is made that the euro, pounds sterling or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars, euros or pounds sterling, as the case may be, at any particular rate or at all.

Financial Overview

Reverse Stock Split

On August 3, 2018, the Company effected a 1 for 6.417896 reverse stock split of the Company’s common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

Initial Public Offering

In connection with the IPO (as defined below), the Company effected a reverse stock split of its common stock at a ratio of 1 for 6.417896, effective August 3, 2018. On August 13, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on August 16, 2018 and the Company issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.9 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.3 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, the Company issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $0.2 million.

In connection with the IPO, the holders of a majority of the Series A Preferred Stock approved the mandatory conversion of the Series A Preferred Stock into one share of common stock for every 6.417896 shares of Series A Preferred Stock which converted immediately prior to the consummation of the IPO. Upon conversion, a total of 5,744,586 shares of common stock were issued for the converted Series A Preferred Stock which includes the accrued dividends upon conversion.  All warrants to purchase Series A Preferred Stock became warrants to purchase common stock, adjusted for the 1 for 6.417896 shares reverse stock split.

Revenue

Our sources of revenue are grants and contract services provided to third party entities related to research and development activities under specific agreements with such granting authorities and third parties. As there is a contractually agreed upon price, and collectability from the granting authorities or other entities is reasonably assured, revenue for these services are earned according to the terms of the respective agreements, usually as progress is made throughout the term of the agreement or as certain material milestones are met.

In addition, we have an award agreement with the Cystic Fibrosis Foundation to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program. Also, we have a collaborative and option agreement with GlaxoSmithKline Biologicals S.A., or GSK, aimed at evaluating improved formulations for a rotavirus vaccine. These agreements contain upfront payments. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreements or as certain milestones are met. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives or the exercise of options for specified programs by our strategic partners. Such payments are recorded as revenue when we achieve the underlying milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. For each of the three months ended June 30, 2018 and 2017, we recognized approximately $22,000 in revenue pursuant to our Cystic Fibrosis Foundation agreement and no revenue pursuant to our GSK agreement.  For the six months ended June 30, 2018 and 2017, we recognized approximately $344,000 and $44,000, respectively, in revenue pursuant to our Cystic Fibrosis Foundation agreement and no revenue pursuant to our GSK agreement.

We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our agreements.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•            salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions;

•            fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial material management and statistical compilation and analyses;

•            costs related to acquiring and manufacturing clinical trial materials;

•            costs related to compliance with regulatory requirements; and

•            payments related to licensed products and technologies.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and the services are performed.

From our inception through June 30, 2018, we have incurred approximately $57.2 million in research and development expenses.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from April 24, 2003 (Inception) to June 30,
(In thousands, unaudited)	2018	2017	2018	2017	2018
AR-301	$474	$425	$1,417	$3,387	$17,713
AR-105	2,366	2,318	6,349	3,813	21,614
AR-501	683	211	2,111	389	8,331
Platform technology and other programs	362	216	634	400	9,522
Total	$3,885	$3,170	$10,511	$7,989	$57,180

We plan to increase our research and development expenses for the foreseeable future as we continue to develop our therapeutic programs, and subject to the availability of additional funding, further advance the development of our therapeutic candidates for additional indications and begin to conduct clinical trials. We typically use our employee and infrastructure resources across multiple research and development programs, and accordingly we have not historically allocated resources specifically to our individual clinical programs.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our therapeutic candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our therapeutic candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of costs related to executive, finance, corporate development and administrative support functions, including stock-based compensation expenses and benefits for personnel in general and administrative functions. Other significant, general and administrative expenses include rent, accounting and legal services, obtaining and maintaining patents or other intellectual property rights, the cost of various consultants, occupancy costs, insurance premiums and information systems costs.

We expect that our general and administrative expenses will increase as we operate as a public company, continue to conduct our clinical trials and prepare for commercialization. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest on our cash balances.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments are as follows:

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, revenue recognition, long lived assets, income taxes, assumptions used in the Black Scholes Merton (“BSM”) model to calculate the fair value of stock based compensation, Monte Carlo Simulation (“MSM”) model to calculate the fair value of warrants, deferred tax asset valuation allowances, valuation of the Company’s common and convertible preferred stock, fair value assumptions used in the valuation of warrants, preclinical study and clinical trial accruals and various accrued liabilities. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board, or FASB Accounting Standards Codification, or ASC 605, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

During the three and six months ended June 30, 2018 and 2017, all grant revenue was derived from our award agreement with the Cystic Fibrosis Foundation.

In December 2016, we received an award from the Cystic Fibrosis Foundation for approximately $2,902,000. The agreement contains an upfront payment of $200,000 which is being recognized straight-line over the term of the contract as we believe the upfront fee relates to services performed throughout the contract period and the upfront fee does not represent a substantive milestone within the agreement. Recognition of revenue for the remaining payments under the agreement will be recognized using the milestone method as substantive milestones are met since there is uncertainty as to whether the milestones will be met and our performance will be responsible for achieving the respective milestones. The milestones relate to both preclinical development and regulatory related activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount as it received from the non-profit organization. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the Cystic Fibrosis Foundation.

In 2017, we entered into a collaborative research and development agreement with GSK. In accordance with the agreement, we received an upfront fee and annual fees and amounts for development work to be performed as specifically outlined under the agreement. The work to be performed was delineated into three specific research projects. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determined whether the arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. The multiple elements were analyzed to determine whether the deliverables could be separated or whether they must be accounted for as a single unit of accounting. We determined that none of the elements had stand-alone value and that the agreement qualifies for treatment as a multiple element arrangement to be accounted for as a single unit of accounting. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our balance sheet. Recognition of revenue under the contract will be based on the terms of the contract and will be recognized under the proportional performance method derived from the completion of certain stages as defined within the contract.

For the three and six months ended June 30, 2018 and 2017, no collaboration revenue was recorded under our agreement with GSK.

Research and Development

Research and development costs are charged to operations as incurred.

Stock-Based Compensation

We recognize compensation expense for all stock-based awards to employees and directors based on the grant-date estimated fair values, net of an estimated forfeiture rate. We recognize stock-based compensation cost for employees and directors on a straight-line basis over the requisite service period for the award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. We estimate forfeitures based on an analysis of historical employee turnover and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. We will revise the forfeiture estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact stock-based compensation cost in the period in which the change in estimate occurs.

The BSM option pricing model incorporates various highly sensitive assumptions, including the fair value of our common stock, expected volatility, expected term and risk-free interest rates. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, or SAB No. 107. This decision was based on the lack of relevant historical data due to our limited historical experience. In addition, due to our limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose stock prices are publicly available. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as we have never declared or paid dividends and have no plans to do so in the foreseeable future.

We account for stock-based compensation arrangements with nonemployees by recording the expense of such services based on the estimated fair value of the common stock at the measurement date. The value of the equity instrument, including adjustment to fair value at each balance sheet date, is charged to earnings over the term of the service agreement.

Due to the absence of a public market trading for our common stock prior to going public in August of 2018, it was necessary to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations. The estimated fair value of our common stock was determined using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Practice Aid: Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

We expect to utilize fair market values as determined by trades in the public markets at such time as our shares trade publicly and an observable market exists.

Fair Value of Common Stock

To assist our board of directors with the determination of the exercise price of our stock options and the fair value of the common stock underlying the options, we obtained third-party valuations of our common stock as of various dates since we began granting options, with concluded fair values between $2.89 per share and $17.91 per share. Our board of directors considered the fair values of the common stock derived in the third-party valuations as one of the factors it considered when setting the exercise prices for options granted. The valuations were performed in accordance with applicable elements of the AICPA Practice Aid. The AICPA Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the AICPA Practice Aid, we considered the following methods:

•                  Option Pricing Method.  Under the option pricing method, or OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•                  Probability-Weighted Expected Return Method.  Under the probability-weighted expected return method, or PWERM, common equity value is based upon an analysis of various future outcomes, such as an initial public offering, or IPO, merger or sale, dissolution, or continued operation as a private enterprise until a later exit date. The future allocated value is based upon the probability-weighted present values of expected future investment returns, considering each of the possible outcomes available to the enterprise, as well as the rights of each security class.

Our board of directors also considered a range of objective and subjective factors and assumptions in estimating the fair value of our common stock on the date of grant, including: progress of our research and development efforts; our operating results and financial condition, including our levels of available capital resources; rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities; our stage of development and material risks related to our business; our commercial success in regard to our catheter sales; the achievement of enterprise milestones; the valuation of publicly-traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; equity market conditions affecting comparable public companies; the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering given prevailing market and biotechnology sector conditions; and that the grants involved illiquid securities in a private company. The fair value of our common stock as of June 30, 2018, December 31, 2017 and June 30, 2017 was $14.57, $17.20 and $16.98, respectively.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the positions sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Grant Revenue	$22	$22
Operating expenses:
Research and development	3,885	3,170
General and administrative	687	829
Total operating expenses	4,572	3,999
Loss from operations:	(4,550)	(3,977)
Interest and other income (expense), net	68	72
Change in fair value of warrant liability	3,058	(2,178)
Net loss	$(1,424)	$(6,083)

Grant Revenue.    Grant revenue remained the same for the three months ended June 30, 2018 as compared to the corresponding period in 2017.

Research and Development Expenses.    Research and development expenses increased by approximately $715,000 from $3,170,000 for the three months ended June 30, 2017 to $3,885,000 for the three months ended June 30, 2018 due primarily to increase in costs for servicing the Cystic Fibrosis Foundation grant and an increase in headcount to support increased research and development activities.

General and Administrative Expenses.    General and administrative expenses decreased by approximately $142,000 from $829,000 for the three months ended June 30, 2017 to $687,000 for the three months ended June 30, 2018 due primarily to a decrease in stock-based compensation expenses and audit related expenses.

Interest and Other Income (Expense), net.    Interest and other income (expense), net decreased by approximately $4,000 from $72,000 for the three months ended June 30, 2017 to $68,000 for the three months ended June 30, 2018 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability increased by approximately $5,236,000 from a loss of $2,178,000 for the three months ended June 30, 2017 to a gain of $3,058,000 for the three months ended June 30, 2018 due primarily to a decline in the fair value of the Company’s Series A convertible preferred stock during the second quarter of 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Grant Revenue	$344	$44
Operating expenses:
Research and development	10,511	7,989
General and administrative	1,753	1,855
Total operating expenses	12,264	9,844
Loss from operations:	(11,920)	(9,800)
Interest and other income (expense), net	142	97
Change in fair value of warrant liability	3,021	(4,593)
Net loss	$(8,757)	$(14,296)

Grant Revenue.    Grant revenue increased by $300,000 from $44,000 for the six months ended June 30, 2017 to $344,000 for the six months ended June 30, 2018 due primarily to recognizing a milestone related to the grant award from the Cystic Fibrosis Foundation.

Research and Development Expenses.    Research and development expenses increased by approximately $2,522,000 from $7,989,000 for the six months ended June 30, 2017 to $10,511,000 for the six months ended June 30, 2018 due primarily to increasing enrollment in our Aerucin Phase 2 clinical trial and an increase in headcount to support increased research and development activities.

General and Administrative Expenses.    General and administrative expenses decreased by approximately $102,000 from $1,855,000 for the six months ended June 30, 2017 to $1,753,000 for the six months ended June 30, 2018 due primarily to a decrease in stock-based compensation expenses partially offset by increases in personnel costs and professional services.

Interest and Other Income (Expense), net.    Interest and other income (expense), net increased by approximately $45,000 from $97,000 for the six months ended June 30, 2017 to $142,000 for the six months ended June 30, 2018 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability increased by approximately $7,614,000 from a loss of $4,593,000 for the six months ended June 30, 2017 to a gain of $3,021,000 for the six months ended June 30, 2018 due primarily to a decline in the fair value of the Company’s Series A convertible preferred stock during the second quarter of 2018.

Liquidity and Capital Resources

The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future. On August 13, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on August 16, 2018 and the Company issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.9 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.3 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, the Company issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $0.2 million.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to the Company, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

The Company believes that its existing cash and cash equivalents will provide sufficient funds to enable it to meet its obligations for at least the next 12 months.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(10,707)	$(9,005)
Investing activities	(919)	—
Financing activities	—	9,896
Net increase/(decrease) in cash and cash equivalents	$(11,626)	$891

Cash Flows from Operating Activities.    Net cash used in operating activities was approximately $10,707,000 for the six months ended June 30, 2018, which was primarily due to the Company’s net loss of approximately $8,757,000. The difference between our net loss and our net cash used in operating activities was due primarily to a gain in the fair value of preferred stock warrants and an increase in deferred revenue partially offset by an increase in prepaid expenses. Net cash used in operating activities was approximately $9,005,000 for the six months ended June 30, 2017, which was primarily due to our net loss of approximately $14,295,000.  The difference between our net loss and our net cash used in operating activities was due primarily to non-cash expenses and an increase in deferred revenue partially offset by an increase in prepaid expenses, other assets and accounts receivable.

Cash Flows from Investing Activities.    Net cash used in investing activities of $919,000 during the six months ended June 30, 2018 was due to the purchase of equipment, primarily for diagnostic use in our clinical trials. There was no cash used in investing activities during the six months ended June 30, 2017.

Cash Flows from Financing Activities.    There was no financing activities during the six months ended June 30, 2018. Net cash provided by financing activities of $9,896,000 during the six months ended June 30, 2017 was due to proceeds from a sale of our Series A convertible preferred stock, net of issuance costs, and the receipt of cash from a stock subscription agreement entered into during the previous year.

Future Funding Requirements

To date, we have generated revenue from grants and contract services performed and the issuance of convertible preferred stock. We do not know when, or if, we will generate any revenue from our development stage therapeutic programs. We do not expect to generate any revenue from sales of our therapeutic candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. We expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our therapeutic candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations. Additionally, if the Cystic Fibrosis Foundation does not continue to provide sufficient level of funding support, we may not be able to complete the Phase 1/2a clinical trial relating to AR-501.

Our future capital requirements will depend on many factors, including:

•            the progress, costs, results and timing of our clinical trials;

•            FDA acceptance, if any, of our therapies for infectious diseases and for other potential indications;

•            the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•            the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•            the ability of our product candidates to progress through clinical development successfully;

•            our need to expand our research and development activities;

•            the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•            our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•            our need and ability to hire additional management and scientific, medical and administrative personnel;

•            the effect of competing technological and market developments; and

•            our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Until such time that we can generate meaningful revenue from the sales of approved therapies and products, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to take advantage of this provision and, as a result, we will adopt the extended transition period available under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided under the JOBS Act.

Recent Accounting Pronouncements

In June 2018, the Financial Standards Accounting Board (“FASB”)  issued Accounting Standards Update (“ASU”) No. 2018 07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of Accounting Standards Codification (“ASC”) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. ASU 2018 07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017 11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017 11”). ASU 2017 11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017 11 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017 11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017 09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock based payment award. ASU 2017 09 also provides guidance about the types of changes to the terms or conditions of a share based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The adoption of this standard did not have a material effect.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing.” This clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU 2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. In April 2016, the FASB issued ASU No. 2016 10, “Revenue from Contract with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The new standard is effective for the Company as of January 1, 2019. The Company is currently evaluating the impact of adopting this guidance.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of our financial statements for the years ended December 31, 2017, our management concluded that we had a material weakness in our internal controls resulting from one individual having almost complete responsibility for the processing of financial information and from our finance department not having adequate staff to process in a timely manner complex, non-routine transactions. While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and we expect to hire additional senior accounting staff to complete the remediation by the end of 2018. We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that describes above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Relating to Our Financial Position and Need for Additional Capital

We expect to continue to incur increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2017, we reported a net loss of approximately $24.7 million. For the three and six months ended June 30, 2018, we reported a net loss of approximately $1.4 million and $8.8 million, respectively. As of June 30, 2018, we had an accumulated deficit of $57.7 million.

To become and remain profitable, we or our partners must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we or our partners may obtain regulatory approval. We or they may not succeed in these activities, and we may never generate revenue from product sales that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, upfront payments pursuant to collaboration agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

Available cash resources may be insufficient to provide for our working capital needs beyond the next twelve months.

The accompanying consolidated interim financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. We have suffered recurring losses from operations since inception and negative cash flows from operating activities during the three and six months ended June 30, 2018 and years ended December 31, 2017. As of June 30, 2018, we had $13.5 million of cash and cash equivalents. In August 2018, the Company effected an initial public offering in which it sold 2,000,000 shares of its common stock at $13.00 per share, which generated net cash proceeds of $22.9 million and sold 192,824 over-allotment shares which generated net cash proceeds of $2.3 million.

We believe our existing cash and cash equivalents will be sufficient to fund our projected operating requirements, including operations related to the continued development and potential commercialization of our products, for at least the next 12 months. However, it is possible that we will not achieve the progress that we expect, because the actual costs and timing of drug development, particularly clinical studies, and regulatory approvals are difficult to predict, subject to substantial risks and delays, and often vary depending on the particular indication and development strategy.

We expect to continue significant spending in connection with the development and commercialization of our product candidates. In order to continue these activities, we may decide to raise additional funds through a combination of public or private equity offerings, debt financings, royalty financings, collaborations, strategic alliances, licensing arrangements, asset sales, and other marketing and distribution arrangements. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold our clinical studies, research and development programs, or commercialization efforts.

We will require substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. Our future capital requirements will depend on many factors, including, among others:

•            the scope, rate of progress, results and costs of our preclinical and non-clinical studies, clinical trials and other research and development activities;

•            the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•            the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, or New Drug Application, or NDA, that we file;

•            payments required with respect to development milestones we achieve under our in-licensing agreements, including any such payments to University of Chicago, University of Iowa, Brigham and Women’s Hospital, Inc., Brigham Young University, Public Health Service and Kenta Biotech Ltd.;

•            the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•            the costs associated with commercializing our product candidates, if they receive regulatory approval;

•            the cost and timing of establishing sales and marketing capabilities;

•            competing technological efforts and market developments;

•            changes in our existing research relationships;

•            our ability to establish collaborative arrangements to the extent necessary;

•            revenues received from any future products;

•            the ability to achieve and receive milestone payments for products licensed to collaborators; and

•            payments received under any future strategic collaborations.

We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. We believe that the net proceeds from this offering, together with our existing cash and cash equivalents, will allow us to fund our operating plan for at least the next twelve months from the date of this prospectus. However, our operating plan may change as a result of factors currently unknown to us. Changing circumstances may cause us to consume capital faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

There can be no assurance that our revenue and expense forecasts will prove to be accurate, and any change in the foregoing assumptions could require us to obtain additional financing earlier than anticipated. There is a risk of delay or failure at any stage of developing a product candidate, and the time required and costs involved in successfully accomplishing our objectives cannot be accurately predicted. Actual drug research and development costs could substantially exceed budgeted amounts, which could force us to delay, reduce the scope of or eliminate one or more of our research or development programs. Additionally, if the Cystic Fibrosis Foundation does not continue to provide sufficient level of funding support, we may not be able to complete the Phase 1/2a clinical trial relating to AR-501.

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to seek additional funding through public or private equity or debt financings, collaborative relationships, capital lease transactions or other available financing transactions. However, there can be no assurance that additional financing will be available on acceptable terms, if at all, and such financings could be dilutive to existing security holders. Moreover, in the event that additional funds are obtained through arrangements with collaborators, such arrangements may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs. Our failure to obtain adequate financing when needed and on acceptable terms would have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Clinical Development and Commercialization of Our Product Candidates

If we fail to successfully complete clinical trials, fail to obtain regulatory approval or fail to successfully commercialize our product candidates, our business would be harmed and the value of our securities would decline.

We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our three lead product candidates are AR-301, AR-105 and AR-101. We expect to initiate a Phase 3 pivotal trial of AR-301 in VAP patients in the second half of 2018, while AR-105 is currently in Phase 2 clinical testing, and AR-101 is ready for phase 2/3 pivotal testing. We are clinically testing AR-105 as a well-controlled Phase 2 trial; however, we have not yet had discussions with the FDA and the EMA regarding the status, and they may not agree. We cannot assure you that our planned clinical development for our product candidates will be completed in a timely manner, or at all, or that we, or any future partner, will be able to obtain approval for our product candidates from the FDA or any foreign regulatory authority.

Regulatory agencies, including the FDA must approve our product candidates before they can be marketed or sold. The approval process is lengthy, requires significant capital expenditures, and is uncertain as to outcome. Our ability to obtain regulatory approval of any product candidate depends on, among other things, completion of additional clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet FDA or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We, and our current and potential future collaborators, may need to conduct more clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we or our collaborators may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our securities would decline.

We, or our collaborators, may face delays in completing our clinical trials, and may not be able to complete them at all.

Clinical trials necessary to support an application for approval to market any of our product candidates have not been completed. Our, or our collaborators’, current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including, but not limited to:

•            delays in reaching agreement on trial design and clinical study protocol with investigators and regulatory authorities in various countries where our clinical trials are being conducted;

•            governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy or guidelines;

•            adding new clinical trial sites;

•            reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•            the actual performance of CROs and clinical trial sites in ensuring the proper and timely conduct of our clinical trials;

•            developing and validating companion diagnostics on a timely basis;

•            adverse effects experienced by subjects in clinical trials;

•            manufacturing sufficient quantities of product candidates for use in clinical trials;

•            delay or failure in achieving study efficacy endpoints and completing data analysis for a trial;

•            regulators or institutional review boards, or IRBs, may not authorize us to commence a clinical trial;

•            regulators or IRBs may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•            we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•            patients may not complete clinical trials due to safety issues, side effects, such as injection site discomfort, a belief that they are receiving placebo instead of our product candidates, or other reasons;

•            patients with serious diseases included in our clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidates;

•            in those trials where our product candidate is being tested in combination with one or more other therapies, deaths may occur that may be attributable to the other therapies;

•            we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•            product candidates may demonstrate a lack of efficacy during clinical trials;

•            personnel conducting clinical trials may fail to properly administer our product candidates; and

•            our collaborators may decide not to pursue further clinical trials.

If our planned AR-301 Phase 3 pivotal trial remains an 80% power study rather than 90% power study, the probability that we reach statistical significance would be reduced, which may negatively affect the approval process for AR-301. If the Cystic Fibrosis Foundation does not continue to provide sufficient level of funding support, we may not be able to complete the Phase 1/2a clinical trial relating to AR-501.

In addition, we rely on academic institutions, medical institutions, physician practices and CROs to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also may rely on CROs to perform our data management and analysis. They may not provide these services as required or in a timely or compliant manner, and we may be held legally responsible for any or all of their performance failures or inadequacies.

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. In addition, any delays in completing our clinical trials will increase our costs, slow our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of our product candidates.

If we encounter difficulties enrolling patients in our clinical trials, our clinical trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates require us to identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients with required or desired characteristics to conduct our clinical trials in a timely manner, if at all. Patient enrollment is affected by factors including, but not limited to:

•            severity of the disease under investigation;

•            design of the trial protocol;

•            the size and nature of the patient population;

•            eligibility criteria for the study in question;

•            lack of a sufficient number of patients who meet the enrollment criteria for our clinical trials;

•            delays in characterizing a patient’s infection to allow us to select a product candidate, which may lead patients to seek to enroll in other clinical trials or seek alternative treatments;

•            perceived risks and benefits of the product candidate under study;

•            availability of competing therapies and clinical trials;

•            efforts to facilitate timely enrollment in clinical trials;

•            scheduling conflicts with participating clinicians;

•            patient referral practices of physicians;

•            the ability to monitor patients adequately during and after treatment; and

•            proximity and availability of clinical trial sites for prospective patients.

We have experienced slower enrollment of patients in our smaller clinical trials due to the pace in which clinical sites were being initiated for enrollment and may experience similar difficulties in the future. In addition, AR-301 and AR-101 have been granted orphan drug designation for the treatment of P. aeruginosa and S. aureus in the EU respectively, and the low prevalence of such diseases relative to the total population may make it harder to identify patients to enroll. If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business.

Our product candidates are based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval, or personnel issues that may keep us from being able to develop our product candidates.

Our product candidates are based on our mAb technology and gallium-based anti-infective platforms. There can be no assurance that development problems related to our novel technologies will not arise in the future that will cause significant delays or that we will not able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. Only two mAbs have been approved by the FDA. Synagis which stimulates the immune system to target a viral infection and ZINPLAVA to reduce recurrence of Clostridium difficile infections. The novelty of our platform may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform.

The novel nature of our product candidates also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel, particularly for research, development, commercialization and manufacturing positions. For example, study personnel may administer the wrong version of our product candidates or assign study therapy to the wrong treatment group, resulting in potential disqualification of subjects from data analysis. These factors could potentially cause a trial to fail for a reason unrelated to the efficacy of our product candidates. If we are unable to hire and retain the necessary personnel, the rate and success at which we can develop and commercialize product candidates will be limited. Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

If we are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

We intend to use rapid diagnostic tests of patients’ respiratory samples to target our mAb product candidates to those patients we believe are infected with the bacterial agents which our mAb will act against. However, currently there is no commercially available companion diagnostic for AR-101 and AR-401. Therefore, there is a risk that a companion diagnostic for these products are not developed or available to support product launch. The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization of the therapeutic product. Changes to applicable regulations could delay our development programs or delay or prevent eventual marketing approval for our product candidates that may have otherwise been approved.

The FDA’s evolving position on the topic of companion diagnostics could affect our clinical development programs that utilize companion diagnostics. In particular, the FDA may limit our ability to use retrospective data, otherwise disagree with our approaches to trial design, biomarker qualification, clinical and analytical validity, and clinical utility, or make us repeat aspects of a trial or initiate new trials.

Assays that can be used as companion diagnostics are commercially available, but in some cases such as for AR-101, they do not yet have regulatory approval for use as companion diagnostic. We have limited experience in the development of diagnostics and may not be successful in developing necessary diagnostics to pair with those product candidates that require a companion diagnostic.

Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates that require such diagnostics, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any products that receive marketing approval. As a result, our business could be materially harmed.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and clinical trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the design or results of later-stage clinical trials. The results regarding initial tolerability and clinical activity generated to date in clinical trials for our AR-301 and AR-101 product candidates in HAP and VAP patients do not ensure that later clinical trials will demonstrate similar results. While we have observed in exploratory analysis statistically significant improvements in the outcomes of some of our clinical trials, many of the improvements we have seen have not reached statistical significance. Statistical significance is a statistical term that means that an effect is unlikely to have occurred by chance. In order to be approved by the FDA, European Medicines Agency, or other drug approving authorities, product candidates must demonstrate that their effect on patients’ diseases in the trial is statistically significant and clinically meaningful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Early clinical trials frequently enroll patient populations that are different from the patient populations in later trials, resulting in different outcomes in later clinical trials from those in earlier stage clinical trials. In addition, adverse events may not occur in early clinical trials and only emerge in larger, late-stage clinical trials or after commercialization. Companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. If later stage clinical trials do not demonstrate efficacy and safety of our product candidates we will not be able to market them and our business will be materially harmed.

We may seek a breakthrough therapy designation for our existing and future product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for our existing and future product candidates; however, we cannot assure you our product candidates will meet the criteria for that designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the new drug application is submitted to the FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Designation of our product candidates as qualified infectious disease products is not assured and, in any event, even if granted, may not actually lead to a faster development or regulatory review, and would not assure FDA approval of our product candidates.

We may seek designation of our existing and future product candidates as qualified infectious disease products, or QIDP. A QIDP is an antibacterial or antifungal drug intended to treat serious or life- threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” A product designated as a QIDP for a particular indication will also be granted priority review by the FDA and can qualify for fast track status. Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted a period of five years of regulatory exclusivity that is in addition to any other period of regulatory exclusivity for which the product is eligible. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate, even if determined to be a QIDP, will be approved by the FDA.

Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have discussions with and obtain guidance from regulatory authorities regarding certain aspects of our clinical development activities. These discussions are not binding commitments on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. A regulatory authority may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Prior to regulatory approval, a regulatory authority may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under a regulatory authority review. In the United States, these outside experts are convened through the FDA’s Advisory Committee process, which would report to the FDA and make recommendations that may differ from the views of the FDA. Should an Advisory Committee be convened, it would be expected to lengthen the time for obtaining regulatory approval, if such approval is obtained at all.

The FDA and foreign regulatory agencies may delay, limit or deny marketing approval for many reasons, including, but not limited to:

•            a product candidate may not be considered safe or effective;

•            our manufacturing processes or facilities may not meet the applicable requirements;

•            changes in the agencies’ approval policies or adoption of new regulations may require additional work on our part, for example, the FDA may require us to change or expand the endpoints in our clinical trials;

•            different divisions of the FDA are reviewing different product candidates and those divisions may have different requirements for approval; and

•            changes in regulatory law, FDA or foreign regulatory agency organization, or personnel may result in different requirements for approval than anticipated.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Any delay in or failure to receive or maintain approval for any of our product candidates could prevent us from ever generating revenues or achieving profitability.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

Clinical trials must be conducted in accordance with FDA regulations governing clinical studies, or other applicable foreign government guidelines, and are subject to oversight by the FDA, other foreign governmental agencies and IRBs/Ethic Committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices, or cGMP, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies or us for various reasons, including, but not limited to:

•            deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•            deficiencies in the clinical trial operations or trial sites;

•            the product candidate may have unforeseen adverse side effects;

•            the time required to determine whether the product candidate is effective may be longer than expected;

•            deaths or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•            the product candidate may not appear to be more effective than current therapies;

•            the quality or stability of the product candidate may fall below acceptable standards; and

•            insufficient quantities of the product candidate might be available to complete the trials.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our product candidates could take longer to gain regulatory approval than we expect or we may never gain approval for any product candidates, which could reduce or eliminate our revenue by delaying or terminating the commercialization of our product candidates.

A Fast Track product designation or other designation to facilitate product candidate development may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received a Fast Track product designation for AR-301 and AR-101 and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

We may not be able to maintain orphan drug marketing exclusivity for our AR-101 and AR-301 product candidates in the United States and/or the European Union, and orphan drug marketing exclusivity may not be available for any of our other product candidates.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition (with a population of less than 200,000), which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the EU, following the opinion of the EMA’s Committee for Orphan Medicinal Products, the European Commission grants orphan drug designation to a product if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission and the competent authorities in the EU Member States from approving another marketing application for the same drug (or similar medicinal product in the European Union) for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We have been granted orphan drug designation for our AR-101 and AR-301 drug candidates in the European Union, as well as orphan drug designation for our AR-101 drug candidate in the U.S. Although we may apply for orphan drug designation for other product candidates we may develop in both the U.S. and EU, applicable regulatory authorities may not grant us this designation. In addition, even if such status is obtained for any other product candidate that we may develop, that exclusivity may not effectively protect the candidate from competition because other drugs, such as those with different active ingredients or molecular structures, can be approved for the same condition. Furthermore, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

•            the second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•            the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•            the holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.

Any inability to secure orphan drug designation or to maintain the exclusivity benefits of this designation could have an adverse impact on our ability to develop and commercialize our product candidates, depending on the extent to which we would be protected by other patents and regulatory exclusivities, and may adversely affect our business, prospects, financial condition and results of operations.

Any product candidate for which we, or our collaborators, obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate that we, or our collaborators, obtain marketing approval for, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continuing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, facility registration and product listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use. If we market our products outside of their approved indications, we will be subject to enforcement action for off-label marketing.

In addition, later discovery of previously unknown problems with these products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including, but not limited to:

•            restrictions on such products, manufacturers or manufacturing processes;

•            restrictions on the labeling or marketing of a product;

•            restrictions on product distribution or use;

•            requirements to conduct post-marketing clinical trials;

•            warning or untitled letters;

•            withdrawal of the products from the market;

•            refusal to approve pending applications or supplements to approved applications that we submit;

•            recall of products, fines, restitution or disgorgement of profits or revenue;

•            suspension or withdrawal of marketing approvals;

•            refusal to permit the import or export of our products;

•            product seizure; and

•            injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we, or our collaborators, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we, or our collaborators, are not able to maintain regulatory compliance, any marketing approval that was obtained could be lost, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we, or our collaborators, are unable to comply with foreign regulatory requirements or obtain foreign regulatory approvals, our ability to develop foreign markets for our products could be impaired.

Sales of our products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the U.S. may differ from that required to obtain FDA approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Developing product candidates in combination with other therapies may lead to unforeseen side effects or failures in our clinical trials.

We, and our collaborators, are studying our product candidates in clinical trials in combination with approved therapies, including antibiotics, and we anticipate that if any product candidates are approved for marketing, they will be approved to be used only in combination with other therapies. Our development programs and planned studies carry all the risks inherent in drug development activities, including the risk that they will fail to demonstrate meaningful efficacy or acceptable safety. In addition, our development programs are subject to additional regulatory, commercial, manufacturing and other risks because of the use of other therapies in combination with our product candidates. For example, the other therapies may lead to toxicities that are improperly attributed to our product candidates or the combination of our product candidates with other therapies may result in toxicities that the product candidate or other therapy does not produce when used alone. The other therapies we are using in combination with our product candidates may be removed from the market or become prohibitively expensive and thus be unavailable for testing or commercial use with any of our approved products. Testing product candidates in combination with other therapies may increase the risk of significant adverse effects or test failures. The timing, outcome and cost of developing products to be used in combination with other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control. If any safety or toxicity issues arise in these clinical trials or with any approved products, or if the other therapies are removed from the market, the products may not be approved, which could prevent us from ever generating revenues or achieving profitability.

We will need to develop or acquire additional manufacturing and distribution capabilities, or outsource the same to third parties, in order to commercialize any product candidates that obtain marketing approval, and we may encounter unexpected costs or difficulties in doing so.

If we independently develop and commercialize one or more of our product candidates, we will need to invest in acquiring or building additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. We will require additional investment and validation process development in order to qualify our commercial-scale manufacturing process to manufacture clinical trial materials and commercial material if any of our products are approved for marketing. This investment and validation process development may be expensive and time-consuming. We will require additional personnel with experience in commercial-scale manufacturing, managing of large-scale information technology systems and managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

•            recruit, hire, train, manage and motivate a growing employee base;

•            accurately forecast demand for our products;

•            assemble and manage the supply chain to ensure our ability to meet demand; and

•            expand existing operational, manufacturing, financial and management information systems.

We may seek FDA approval for our production process and facilities simultaneously with seeking approval for sale of our product candidates. Should we not complete the development of adequate manufacturing and distribution capabilities, including manufacturing capacity, or fail to receive timely approval of our manufacturing process and facilities, our ability to supply clinical trial materials for planned clinical trials or supply products following regulatory approval for sale could be delayed, which would further delay our clinical trials or the period of time when we would be able to generate revenues from the sale of such products, if we are even able to obtain approval or generate revenues at all.

Additionally, we may decide to outsource some or all of our manufacturing activities to a third party commercial manufacturing organization, or CMO. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were to perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will continue ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us, our collaborators, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities, or litigation by injured patients, if any. To date, patients treated with AR-301 and AR-101 have experienced AEs related to the study drug, some of which have been serious. Regarding AR-301, few (2.8%) adverse events, or AEs, were deemed related, and no serious adverse events, or SAEs, were deemed to be related to AR-301 treatment. There were six deaths in the trial, none of which were deemed related to AR-301. Regarding AR-101, 12 SAEs were experienced by five subjects. An event of cardiorespiratory arrest was judged as probably related to AR-101 and events of hyperbilirubinemia and cholestasis, although pre-existent, were deemed possibly related. In both cases, the causality assessment by the investigators accounted for the fact that a contribution by AR-101 to the AE could not be excluded with certainty although other probable causes were acknowledged. The other SAEs were deemed unrelated.

Because our product candidates are intended to assist the immune system, our clinical trials could reveal an unacceptable severity and prevalence of side effects, including, but not limited to, adverse immune responses that lead to previously unobserved complications. As a result of any side effects, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we, our collaborators, or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including, but not limited to:

•            regulatory authorities may withdraw approvals of such product;

•            regulatory authorities may require additional warnings on the label;

•            we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•            we may be sued and held liable for harm caused to patients; and

•            our reputation may suffer.

In addition, we cannot assure you that the bacteria which our mAbs target will not in the future develop a resistance to our mAbs.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we cannot conduct the non-clinical testing required by regulatory authorities to demonstrate an acceptable toxicity profile for our product candidates in non-clinical studies, we will not be able to initiate or continue clinical trials or obtain approval for our product candidates.

In order to move a product candidate into human clinical trials, we must first demonstrate an acceptable toxicity profile in preclinical testing. Furthermore, in order to obtain approval, we must also demonstrate safety in various non-clinical tests. We may not have conducted or may not conduct the types of non-clinical testing required by regulatory authorities, or future non-clinical tests may indicate that our product candidates are not safe for use. Preclinical and non-clinical testing is expensive, time-consuming and has an uncertain outcome. In addition, success in initial non-clinical testing does not ensure that later non-clinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the non-clinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including, but not limited to:

•            our preclinical and non-clinical testing may produce inconclusive or negative safety results, which may require us to conduct additional non-clinical testing or to abandon product candidates;

•            our product candidates may have unfavorable pharmacology or toxicity characteristics;

•            our product candidates may cause undesirable side effects such as negative immune responses that lead to complications;

•            our enrolled patients may have allergies that lead to complications after treatment; and

•            the FDA or other regulatory authorities may determine that additional safety testing is required.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

Because we have multiple product candidates in our clinical pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus our research and development efforts on those product candidates and specific indications that we believe are the most promising. As a result, we may forego or delay our pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. We may in the future spend our resources on other research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. Furthermore, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales and marketing infrastructure or any experience in the sales, marketing or distribution of pharmaceutical products. We may seek additional third-party collaborators for the commercialization of our other product candidates. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved, which would be expensive and time-consuming. Alternatively, we may elect to outsource these functions to third parties. Either approach carries significant risks. For example, recruiting and training a sales force is expensive and time-consuming and, if done improperly, could delay a product launch and result in limited sales. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Outsourcing sales and marketing capabilities will depend on our ability to enter into and maintain agreements with other companies having sales, marketing and distribution capabilities, the ability of such companies to successfully market and sell our product candidates, and our ability to enter into such agreements on terms favorable to us.

Factors that may inhibit our efforts to commercialize our products on our own include, but are not limited to:

•            our inability to recruit, manage and retain adequate numbers of effective sales and marketing personnel;

•            the inability of marketing personnel to develop effective marketing materials;

•            the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•            the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•            unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Entry into agreements with third parties to sell and market our product candidates will subject us to a number of risks, including, but not limited to, the following:

•            we may be required to relinquish important rights to our products or product candidates;

•            we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;

•            distributors or collaborators may experience financial difficulties;

•            our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and

•            business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

The availability and amount of reimbursement for our product candidates, if approved, and the manner in which government and private payors may reimburse for any potential products, are uncertain.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. It is difficult to predict at this time what third party payors will decide with respect to the coverage and reimbursement for our product candidates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and/or the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our products from coverage and limit payments for pharmaceuticals.

In addition, we expect that the increased emphasis on managed care and cost containment measures in the U.S. by third-party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Failure to attract and retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

Because of the specialized scientific nature of our business and the unique properties of our antibody platform, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We depend greatly on our founders Dr. Vu Truong, our Chief Executive Officer, Chief Scientific Officer and a Director, and Dr. Eric Patzer, our Executive Chairman. We will also need to recruit a significant number of additional personnel in order to achieve our operating goals and financial reporting obligations. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for the indications that we believe are the most scientifically and commercially promising. Our resource allocation decisions may cause us to fail to capitalize on viable scientific or commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any scientifically or commercially viable products. If we do not accurately evaluate the scientific and commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

Risks Relating to Manufacturing Activities

We have no experience manufacturing our product candidates at commercial scale, and there can be no assurance that our product candidates can be manufactured in compliance with regulations at a cost or in quantities necessary to make them commercially viable. There can be no assurance that any contract manufacturing facilities will be acceptable for licensure by regulatory authorities or that we can contract to build acceptable facilities.

We have no experience in commercial-scale manufacturing of mAbs. We may develop our manufacturing capacity in part by building manufacturing facilities. This activity would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use. We currently rely on CMOs for bulk product manufacturing and sterile fill and finish of our products, and these contractors currently manufacture our product candidates at a scale that is not adequate for commercial supply. Failure to find and maintain satisfactory commercial-scale manufacturing contractors could impair our ability to supply product for clinical and commercial needs. Additionally, we may decide to outsource some or all of our bulk product manufacturing activities to a third party CMO. Failure of any of these contractors to maintain compliance with cGMPs and other regulatory and legal requirements could result in government actions that would limit or eliminate clinical trial and commercial product supply. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will continue ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.

The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of equipment, systems and processes. We may be subject to lengthy delays and expense in conducting validation studies, if we can meet the requirements at all.

If we are unable to manufacture or contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in our manufacturing processes or our relationships with other manufacturers, our preclinical and clinical testing schedule would be delayed. This in turn would delay the submission of product candidates for regulatory approval and thereby delay the market introduction and subsequent sales of any products that receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, we or our contract manufacturers must supply all necessary documentation in support of our regulatory approval applications on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory bodies through their facilities inspection programs. If these facilities cannot pass a pre-approval plant inspection, the approval by the FDA or other regulatory bodies of the products will not be granted. If the FDA or a comparable foreign regulatory authority does not approve our facilities and processes for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to correct the issues or find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All entities involved in the preparation of a product candidate for clinical trials or commercial sale, including our contract manufacturing organizations used for bulk product manufacturing and filling and finishing of our bulk product, are subject to extensive regulation. Components of a finished product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of any regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors or raw material suppliers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly and time-consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Our third-party contractors or raw material suppliers may refuse to implement remedial measures required by regulatory authorities. Any failure to comply with applicable manufacturing regulations or failure to implement required remedial measures imposed upon third parties with whom we contract could materially harm our business.

We rely on relationships with third-party contract manufacturers and raw material suppliers, which limits our ability to control the availability of, and manufacturing costs for, our product candidates.

Problems with any of our contract manufacturers’ or raw material suppliers’ facilities or processes, could prevent or delay the production of adequate supplies of finished products. This could delay clinical trials or delay and reduce commercial sales and materially harm our business. Any prolonged delay or interruption in the operations of our collaborators’ facilities or contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product candidate or products. A number of factors could cause interruptions, including, but not limited to:

•            the inability of a supplier to provide raw materials;

•            equipment malfunctions or failures at the facilities of our collaborators or suppliers;

•            high process failure rates;

•            damage to facilities due to natural or man-made disasters;

•            changes in regulatory requirements or standards that require modifications to our or our collaborators’ and suppliers’ manufacturing processes;

•            action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product at our facilities or the facilities of our collaborators or suppliers;

•            problems that delay or prevent manufacturing technology transfer to another facility, contract manufacturer or collaborator with subsequent delay or inability to start up a commercial facility;

•            a contract manufacturer or supplier going out of business, undergoing a capacity shortfall or otherwise failing to produce product as contractually required;

•            employee or contractor misconduct or negligence; and

•            shipping delays, losses or interruptions; and other similar factors.

Because manufacturing processes are complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.

The manufacturing process for our product candidates has several components that are sourced from a single manufacturer. If we utilize an alternative manufacturer or alternative component, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use and we may not be to find an alternative supplier. For example, the stoppers used to seal the vials of our products are made by a single supplier using a proprietary formula and process. Any change to the stopper would require us to carry out lengthy studies to verify that our product remains stable with the replacement stopper. The loss of any of our current suppliers could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays.

Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.

We use and generate hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our research, development and manufacturing involves the controlled use of hazardous materials, chemicals, various active microorganisms and volatile organic compounds, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. For example, as a pharmacologically-active material, any residual impurities in process-waste streams must be disposed of as hazardous waste. We are subject to laws and regulations enforced by the FDA, the Drug Enforcement Agency, foreign health authorities and other regulatory requirements, including the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our product candidates, and resulting waste products. Although we believe that our safety procedures for handling and disposing of such materials, and for killing any unused microorganisms before disposing of them, comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

During the course of the product life cycle we will make process changes to scale up manufacturing to commercial manufacture or transfer the production to alternate sites or contract manufacturers. Our ability to successfully implement these changes will depend on our ability to demonstrate, to the satisfaction of the FDA and other regulatory agencies that the product made by the new process or at the new site is comparable to the original product.

In the event that manufacturing process changes are necessary for the further development of a product candidate, we may not be able to reach agreement with regulatory agencies on the criteria for demonstrating comparability to the original product, which would require us to repeat clinical studies performed with the original product. This could result in lengthy delays in implementing the new process or site and consequent delays in regulatory approval and commercial sales of product derived from the new process. If we reach agreement with regulatory agencies on the criteria for establishing comparability, we may not be able to meet these criteria or may suffer lengthy delays in meeting these criteria. This may result in significant lost sales due to inability to meet commercial demand with the original product. Furthermore, studies to demonstrate comparability, or any other studies on the new process or site such as validation studies, may uncover findings that result in regulatory agencies delaying or refusing to approve the new process or site.

Risks Relating to Our Joint Venture Agreement

If our joint venture with Hepalink is not successful or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our products in China, Hong Kong, Macau and Taiwan.

We entered into a Joint Venture Contract, as amended effective August 6, 2018, or the JV Agreement, with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a People’s Republic of China company, or Hepalink, pursuant to which we formed a Joint Venture company named Shenzen Arimab BioPharmaceuticals Co., Ltd., or SABC, a People’s Republic of China Company, develop, manufacture, import and distribute AR-101, AR-301 and AR-105 in China, Hong Kong, Macau and Taiwan, collectively, referred to as the Territory. The Joint Venture received regulatory approval in China and SABC was formed on July 2, 2018.

Hepalink is obligated to contribute the equivalent of $7.2 million in renminbi, the official currency of the People’s Republic of China, and owns 51% of the capital of SABC and we are required to contribute (i) $1.0 million in cash and (ii) a license to AR-101, AR-301 and AR-105 pursuant to an Amended and Restated Technology License and Collaboration Agreement between us and SABC and we own 49% of the capital of SABC. In addition, Hepalink will provide SABC with clinical and regulatory personnel services for clinical and regulatory review, application and filing procedures in the Territory and we will provide clinical and regulatory personnel services to assist in coordination of the execution of the clinical study in China and also with CMC personnel services for drug supply and manufacturing planning Hepalink is obligated to make an additional equity investment of $10.8 million into SABC in connection with a future financing of SABC provided that (i) such financing does not occur earlier than January 1, 2019, (ii) top-line clinical results of the first global AR-301 phase III study are available, (iii) CFDA approval for a phase III clinical trial in China is granted, (iv) the Company has not breached the Amended and Restated Technology License and Collaboration Agreement and (v) the SABC Board has approved such financing. If and to the extent these milestone events occur and Hepalink contributes additional capital to SABC, our 49% ownership stake in SABC will be diminished in proportion to such investment.

While SABC is obligated to use its commercially best efforts to commercialize our products and product candidates in the Territory, we have limited contractual rights to direct its activities. Hepalink has the majority of the voting equity in SABC, and has the right to designate three of five board seats. Therefore, Hepalink may have a greater influence in the commercialization efforts and other operations of SABC. In general, our joint venture with Hepalink subjects us to a number of related risks including that:

•            SABC may not commit sufficient resources to the marketing and distribution of our products in the Territory;

•            SABC may infringe the intellectual property rights of third parties, which may expose us to litigation and other potential liability;

•            our obligation to contribute $1.0 million in cash to SABC, as long as we remain a shareholder of SABC, may not be transferred back to us or converted into USD and thus, may only be used for goods and services in China;

•            disputes may arise among SABC, Hepalink and us that result in the delay or termination of the commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•            SABC may not provide us with timely and accurate information regarding commercialization status or results, which could adversely impact our ability to manage our own commercialization efforts, accurately forecast financial results or provide timely information to our shareholders regarding our commercialization efforts in the Territory.

While we believe that our board representation, voting rights and other contractual rights with respect to SABC serve to mitigate some of these risks, we may have disagreements with the other directors and Hepalink that could impair our ability to influence SABC to act in a manner that we believe is in the best interests of our company. Upon the completion of certain milestone events, Hepalink will become obligated to acquire additional shares of SABC, the proceeds of which would be received by SABC in exchange for newly issued shares. We may not be able to access the funds for our own operations.

The laws of the People’s Republic of China, which govern SABC’s management and operations, may not offer the same protections afforded to minority stockholders under the Delaware General Corporation Law. Consequently, SABC may make business decisions that are not in our best interests as minority equityholders.

Risks Relating to Competitive Factors

We compete in an industry characterized by extensive research and development efforts and rapid technological progress. New discoveries or commercial developments by our competitors could render our potential products obsolete or non-competitive.

New developments occur and are expected to continue to occur at a rapid pace in our industry, and there can be no assurance that discoveries or commercial developments by our competitors will not render some or all of our potential products obsolete or non-competitive, which could have a material adverse effect on our business, financial condition and results of operations. New data from commercial and clinical-stage products continue to emerge and it is possible that these data may alter current standards of care, completely precluding us from further developing our product candidates or preventing us from getting them approved by regulatory agencies. Further, it is possible that we may initiate a clinical trial or trials for our product candidates, only to find that data from competing products make it impossible for us to complete enrollment in these trials, resulting in our inability to file for marketing approval with regulatory agencies. Even if these products are approved for marketing in a particular indication or indications, they may have limited sales due to particularly intense competition in these markets.

We expect to compete with fully integrated and well-established pharmaceutical and biotechnology companies in the near- and long-term. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than we do or pharmaceutical products that are safer, more effective or less costly than any that we may develop. Such companies also may be more successful than we are in manufacturing, sales and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical trials, seek patent protection and establish collaborative arrangements for the development of product candidates.

We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, reimbursement coverage, price and patent position. There can be no assurance that our competitors will not develop safer and more effective products, commercialize products earlier than we do, or obtain patent protection or intellectual property rights that limit our ability to commercialize our products.

There can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with proprietary protection or a competitive advantage.

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner than our product candidates, which may diminish or eliminate the commercial success of any products we may commercialize.

The biopharmaceutical industry is highly competitive. There are many public and private biopharmaceutical companies, public and private universities and research organizations actively engaged in the discovery and research and development of products for infectious disease. Several companies are developing mAbs to treat infections, including Merck & Co., Medimmune, LLC (AstraZeneca), Arsanis, Inc., and Alopexx Enterprises, LLC.

There is no assurance, however, that another company will not discover how to successfully develop these antibodies for competing indications.

Among current antimicrobial therapies, antibiotics, particularly those administered by inhalation, can be competitors to our products especially Panaecin for lung infections. TOBI, an inhaled antibiotic (tobramycin) has the longest treatment history, although Cayston (inhaled aztreonam) was recently approved for lung infections in cystic fibrosis patients. There are antibiotics being developed for gram-positive or gram-negative bacterial infections that could impact the use of standard of care antibiotics in hospitals. These therapies could impact both the clinical results and use of our products being developed for hospital acquired pneumonia.

Many of our competitors, either alone or with their strategic collaborators, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drugs, obtaining FDA and other regulatory approvals, and the commercialization of those products. Accordingly, our competitors may be more successful in obtaining approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the significant expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

We also compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render our product candidates obsolete even before they begin to generate any revenue.

In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of any of our product candidates that receive marketing approval. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, and patent position. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

If any of our product candidates are approved and commercialized, we may face competition from biosimilars. The route to market for biosimilars was established with the passage of the Patient Protection and Affordable Care Act, or PPACA, in March 2010, providing 12 years of marketing exclusivity for reference products and an additional six months of exclusivity if pediatric studies are conducted. In the EU, the EMA has issued guidelines for approving products through an abbreviated pathway, and biosimilars have been approved. If a biosimilar version of one of our potential products were approved in the U.S. or EU, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

Even if we achieve market acceptance for our products, we may experience downward pricing pressure on the price of our drugs because of generic and biosimilar competition and social pressure to lower the cost of drugs.

Several of the FDA approved products for infectious diseases face patent expiration in the next several years. As a result, generic versions and biosimilars of these drugs and biologicals may become available. We expect to face competition from these products, including price-based competition. Pressure from government and private reimbursement groups, plus patient awareness and other social activist groups to reduce drug prices may also put downward pressure on the prices of drugs, including our product candidates, if they are commercialized. Also, if a biosimilar to any of our product candidates is approved by regulatory agencies, there will be significant pricing pressure on our products, causing us or our collaborators to reduce the sales price of our products.

Our product candidates may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.

Even if our product candidates are approved for sale, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our product candidates, if successfully developed, will compete with a number of traditional products, including antibiotics, and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our product candidates will also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles, reimbursement for their patients and other factors, that it is beneficial as compared to other products currently in use. Furthermore, physicians have been prescribing traditional antibiotics for decades and may be resistant to switching to new, less established therapies. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community and reimbursement by government and private third-party payors.

Risks Relating to our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and our clinical trials and to store and distribute our products for the clinical trials we conduct. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.

We often rely on third parties, such as CROs, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct our preclinical studies and clinical trials. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with Good Laboratory Practice for conducting and recording the results of our preclinical studies and Good Clinical Practices, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials, to ensure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

Our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our therapeutic candidates. If any such event were to occur, our financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Further, switching or adding additional CROs involves additional costs and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which could materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our therapeutic candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

We also rely on other third parties to store and distribute our products for the clinical trials that we conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our therapeutic candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

We may explore new strategic collaborations that may never materialize or may fail.

We may, in the future, periodically explore a variety of new strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing strategic collaborations.

Risks Relating to our Exposure to Litigation

We are exposed to potential product liability or similar claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Clinical trials involve the testing of product candidates on human subjects or volunteers under a research plan, and carry a risk of liability for personal injury or death to patients due to unforeseen adverse side effects, improper administration of the product candidate, or other factors. Many of these patients are already seriously ill and are therefore particularly vulnerable to further illness or death.

Our U.S. clinical trial liability insurance provides for $3 million in coverage with no per occurrence limit below that amount, our Belgium clinical trial liability insurance provides for €3.5 million ($4.1 million) in coverage with a limit of €1 million ($1.2 million) per occurrence, our France clinical trial liability insurance provides for €6 million ($7.0 million) in coverage with a limit of €1 million ($1.2 million) per occurrence, our Spain clinical trial liability insurance provides for €2.5 million ($2.9 million) in coverage with a limit of €0.25 million ($0.3 million) per occurrence and our U.K. clinical trial insurance provides for £5 million ($6.5 million) in coverage with a limit of £5 million ($6.5 million) per occurrence. However, there can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

Regardless of their merit or eventual outcome, product liability claims may result in:

•            decreased demand for our product;

•            injury to our reputation and significant negative media attention;

•            withdrawal of clinical trial volunteers;

•            costs of litigation;

•            distraction of management; and

•            substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our business and financial condition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to the Company.

Our certificate of incorporation provides that we will indemnify our directors to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws provide that:

•            we may, in our discretion, indemnify other officers, employees and agents in those circumstances where indemnification is permitted by applicable law;

•            we are required to advance expenses, as incurred, to our directors and executive officers in connection with defending a proceeding, except that such directors or executive officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•            we will not be obligated pursuant to our bylaws to indemnify any director or executive officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by our Board of Directors, (iii) such indemnification is provided by us, in our sole discretion, pursuant to the powers vested in the corporation under applicable law or (iv) such indemnification is required to be made pursuant to our amended and restated bylaws;

•            the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•            we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

As a result, if we are required to indemnify one or more of our directors or executive officers, it may reduce our available funds to satisfy successful third-party claims against us, may reduce the amount of money available to us and may have a material adverse effect on our business and financial condition.

Risks Relating to Regulation of Our Industry

The biopharmaceutical industry is subject to significant regulation and oversight in the United States, in addition to approval of products for sale and marketing. We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. In addition to FDA restrictions on marketing of biopharmaceutical products, we are exposed, directly, or indirectly, through our customers, to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. The laws that may affect our ability to operate include, but are not limited to:

The federal Anti-Kickback Statute which prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in-kind, to induce or reward either the referring of an individual for, or the purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable, in whole or in part, under Medicare, Medicaid or any other federally financed healthcare program. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability.

The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Further, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of marketing of the product for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.

State laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers, state and local laws that require the registration of pharmaceutical sales representatives, and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly and time consuming. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal, and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws.

Health care reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•            an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•            implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

•            a licensure framework for follow-on biologic products;

•            a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•            establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•            an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•            a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•            extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•            expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•            a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•            expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the PPACA.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on our business remains unclear. In particular, there is uncertainty surrounding the applicability of the biosimilars provisions under the PPACA to our product candidates. The FDA has issued several guidance documents, and withdrawn others, but no implementing regulations on biosimilars have been adopted. A number of biosimilar applications have been approved over the past few years. It is not certain that we will receive 12 years of biologics marketing exclusivity for any of our products. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way we conduct our business and may require us to change current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to generate revenues. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on our ability to profitably price our products, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. We might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

Risks Relating to Protecting our Intellectual Property

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

Our success will depend, in part, on our ability to obtain patents, operate without infringing the proprietary rights of others and maintain trade secrets or other proprietary know-how, both in the United States and other countries. Patent matters in the biotechnology and pharmaceutical industries can be highly uncertain, can involve changes in laws or regulations, and involve complex legal and factual questions. Accordingly, the issuance, validity, breadth and enforceability of our patents and the existence of potentially blocking patent rights of others cannot be predicted with any degree of certainty, either in the United States or in other countries.

Obtaining, maintaining, and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and/or license patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. Further, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any of the currently pending patent applications or that claims granted on issued patents will be sufficient to protect our technologies, processes, or adequately cover the actual products we may actually sell. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents or act as obstacles to our pending patent applications. There also can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated, rendered unenforceable or not infringed, or that the rights granted thereunder will provide us with proprietary protection or competitive advantages. We may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in post-grant review procedures, oppositions, derivations, reexaminations, inter partes review or interference proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.

In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable or meaningful. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices, for example via opposition in the European Patent Office or reexamination or interference proceedings in the United States Patent and Trademark Office, or USPTO, or find ways to design around our patents by producing competitive non-infringing alternative products. The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.

We will incur significant ongoing expenses in maintaining our patent portfolio in addition to maintaining other registered intellectual property such as trademarks and copyrights. Maintaining registered intellectual property such as patents and trademarks requires timely filing certain maintenance documents and paying certain maintenance fees, the failure of which could result in abandonment or cancellation of such registered intellectual property. Should we lack the funds to maintain our patent portfolio or other registered intellectual property, or to enforce our rights against infringers, we could be adversely impacted. Even if we succeed in enforcing one of our patents against a third party in a claim of infringement, any such action could divert the time and attention of management and impair our ability to access additional capital and/or cost us significant funds.

If we cannot meet requirements under our license and sublicense agreements, we could lose the rights to our products, which could have a material adverse effect on our business.

We depend on licensing and sublicensing agreements with third parties such as the University of Chicago, University of Iowa, Brigham and Women’s Hospital, Inc., Brigham Young University, Public Health Service and Kenta Biotech Ltd to maintain the intellectual property rights to certain of our product candidates. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights under these agreements. All of these agreements last either throughout the life of the patents that are the subject of the agreements, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement and any other product candidates being developed or tested in combination.

In addition, we are responsible for the cost of filing and prosecuting certain patent applications and maintaining certain issued patents licensed to us. If we do not meet our obligations under our license agreements in a timely manner, or use the intellectual property licensed to us in an unauthorized manner, we could be required to pay damages and we could lose the rights to our proprietary technology if our licensor terminated the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and any being tested or approved in combination with such products. Such an occurrence could have a material adverse effect on our business, results of operations and financial condition.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•            others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•            we or our licensors or strategic collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•            we or our licensors or strategic collaborators might not have been the first to file patent applications covering certain of our inventions;

•            others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•            it is possible that our pending patent applications will not lead to issued patents;

•            issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•            our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•            we may not develop additional proprietary technologies that are patentable; and

•            the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and Ex-US could increase the uncertainties and costs. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in the United States on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference proceedings before the U.S. Patent and Trademark Office. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our technology, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Third parties may allege that we have infringed or misappropriated their intellectual property. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

It is uncertain whether the issuance of any third-party patents will require us to alter our products or processes, obtain licenses, if such licenses are available on commercially reasonable terms, or cease certain activities completely. Some third-party applications or patents may conflict with our issued patents or pending applications. Any such conflict could result in a significant reduction of the scope or value of our issued or licensed patents.

In addition, if patents issued to other companies contain blocking, dominating or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative non-infringing technology and cease practicing those activities, including potentially manufacturing or selling any products deemed to infringe those patents. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from pursuing the development and commercialization of certain of our potential products. Our failure to obtain a license to any technology that we may require to commercialize our products on favorable terms may have a material adverse impact on our business, financial condition and results of operations.

Litigation, which could result in substantial costs to us (even if determined in our favor), may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of the proprietary rights of others, or to defend against any accusations from third parties that our products or activities are infringing their intellectual property rights. The FDA has only recently published draft guidance documents for implementation of the Biologics Price Competition and Innovation Act, or BPCIA under the PPACA, related to the development of follow-on biologics (biosimilars), and detailed guidance for patent litigation procedures under this act has not yet been provided. If another company files for approval to market a competing follow-on biologic, and/or if such approval is given to such a company, we may be required to promptly initiate patent litigation to prevent the marketing of such biosimilar version of our product prior to the normal expiration of the patent. There can be no assurance that our issued or licensed patents would be held valid by a court of competent jurisdiction or that any follow-on biologic would be found to infringe our patents.

In addition, if our competitors file or have filed patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention. These proceedings, if initiated by the USPTO, could result in substantial costs to us, even if the eventual outcome is favorable to us. Such proceedings can be lengthy, are costly to defend and involve complex questions of law and fact, the outcomes of which are difficult to predict. Moreover, we may have to participate in post-grant proceedings or third-party ex parte or inter partes reexamination proceedings under the USPTO. An adverse outcome with respect to a third-party claim or in an interference proceeding could subject us to significant liabilities, require us to license disputed rights from third parties, or require us to cease using such technology, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. For example, our manufacturing process involves a number of trade secret steps, processes, and conditions. Trade secrets and know-how can be difficult to protect. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical studies or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

There can be no assurance that these agreements are valid and enforceable, will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. We may fail in certain circumstances to obtain the necessary confidentiality agreements or assignment of invention agreements, or their scope or term may not be sufficiently broad to protect our interests or transfer adequate rights to us.

If our trade secrets or other intellectual property become known to our competitors, it could result in a material adverse effect on our business, financial condition and results of operations. To the extent that we or our consultants or research collaborators use intellectual property owned by others in work for us, disputes may also arise as to the rights to related or resulting know-how and inventions.

The patent protection and patent prosecution for some of our product candidates is dependent or may be dependent in the future on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when platform technology patents or product-specific patents that relate to our product candidates are controlled by our licensors. In addition, our licensors and/or licensees may have back-up rights to prosecute patent applications in the event that we do not do so or choose not to do so, and our licensees may have the right to assume patent prosecution rights after certain milestones are reached. If any of our licensing collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the U.S. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Some of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

Risks Related to Owning our Common Stock

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section, are:

•            sale of our common stock by our stockholders, executives, and directors;

•            volatility and limitations in trading volumes of our shares of common stock;

•            our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

•            our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•            failures to meet external expectations or management guidance;

•            clinical trial progress and outcomes;

•            changes in our capital structure or dividend policy;

•            our cash position;

•            announcements and events surrounding financing efforts, including debt and equity securities;

•            our inability to enter into new markets or develop new products;

•            reputational issues;

•            announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

•            changes in general economic, political and market conditions in any of the regions in which we conduct our business;

•            changes in industry conditions or perceptions;

•            changes in valuations of similar companies or groups of companies;

•            analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

•            departures and additions of key personnel;

•            disputes and litigations related to contractual obligations;

•            changes in applicable laws, rules, regulations, or accounting practices and other dynamics; or

•            other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our 10% or more stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of August 31, 2018, our executive officers, directors and 10% or more stockholders, together with their respective affiliates, beneficially owned approximately 33.9% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

Our ability to use our net operating loss carry-forwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

Net operating loss carryforwards allow companies to use past year net operating losses to offset against future years’ profits, if any, to reduce future tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

Ownership changes may occur in the future as a result of additional equity offerings or events over which we will have little or no control, including purchases and sales of our equity by our five percent security holders, the emergence of new five percent security holders, redemptions of our securities or certain changes in the ownership of any of our five percent security holders.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, and puts into effect the migration from a “worldwide” system of taxation to a partially territorial system. We do not expect tax reform to have a material impact to our projection of minimal cash taxes or to our net operating losses. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. Further, any eligibility we may have or may someday have for tax credits associated with the qualified clinical testing expenses arising out of the development of orphan drugs will be reduced to 25% as a result of the TCJA; thus, our net taxable income may be affected. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This prospectus does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders, including purchasers of common stock in this offering, to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Future sales and issuances of our common stock or rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Because of this extended transition period, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of each of our product candidates. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Our management will be required to devote substantial time to compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a newly formed entity. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Capital Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

Our common stock may be delisted if we fail to comply with continued listing standards.

If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

•            a $1.00 minimum closing bid price;

•            stockholders’ equity of $2.5 million;

•            500,000 shares of publicly-held common stock with a market value of at least $1 million;

•            300 round-lot stockholders; and

•            compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of our common stock could result in our common stock becoming a “penny stock” under the Exchange Act.

Upon our dissolution, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of us, whether voluntary or involuntary, the proceeds and/or our assets may not be sufficient to repay the aggregate initial public offering price you paid for shares purchased in this offering. In this event, you could lose some or all of your investment.

We have identified certain material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the year ended December 31, 2017, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified certain material weaknesses in our internal controls resulting from:

•            one individual having almost complete responsibility for the processing of financial information; and

•            our finance department not having adequate staff to process in a timely manner complex, non-routine transactions.

While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. Upon completion of this offering we plan to begin measures to remediate the identified material weakness by hiring financial consultants and expect to hire additional senior accounting staff to complete the remediation by the end of 2018. We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment to the Joint Venture Contract in respect of Shenzen Arimab BioPharmaceutical Co., Ltd., by and between Shenzen Hepalink Pharmaceutical Group Co. and the Company, effective August 6, 2018.

10.2	Amended and Restated Technology License and Collaboration Agreement, by and between Shenzen Arimab BioPharmaceutical Co., Ltd. and the Company, effective August 6, 2018.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: September 26, 2018	By:
/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: September 26, 2018	By:
/s/ Fred Kurland
Fred Kurland, Chief Financial Officer
(Principal Financial Officer)