Form 10-Q
period 2018-09-30
Aridis Pharmaceuticals, Inc.
filed 2018-11-14
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at November 13, 2018 was 8,104,757.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,077	$25,096
Accounts receivable	800	—
Prepaid expenses & other current assets	1,405	244
Total current assets	36,282	25,340
Property and equipment, net	1,231	750
Intangible assets, net	39	43
Equity method investment	980	—
Other assets	41	345
Total assets	$38,573	$26,478
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,760	$933
Accrued liabilities	4,890	2,121
Deferred revenue	553	120
Total current liabilities	7,203	3,174
Warrant liability	—	11,868
Total liabilities	7,203	15,042
Series A convertible preferred stock (par value, $0.0001 per share; shares authorized: 60,000,000 and 60,000,000, respectively; shares issued and outstanding: 0 and 36,196,193, respectively; $0 and $74,202 aggregate liquidation preference as of September 30, 2018 and December 31, 2017, respectively)	—	74,202
Total convertible preferred stock	—	74,202
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock (par value, $0.0001 per share; shares authorized: 100,000,000 and 100,000,000, respectively; shares issued and outstanding: 8,103,783 and 166,373, as of September 30, 2018 and December 31, 2017, respectively)	1	—
Additional paid-in capital	97,018	(15,140)
Accumulated deficit	(65,649)	(47,626)
Total stockholders’ equity (deficit)	31,370	(62,766)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$38,573	$26,478

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Grant revenue	$1,022	$22	$1,367	$67

Operating expenses:
Research and development	6,907	4,859	17,418	12,836
General and administrative	735	649	2,489	2,516
Total operating expenses	7,642	5,508	19,907	15,352
Loss from operations	(6,620)	(5,486)	(18,540)	(15,285)
Other income (expense):
Interest and other income, net	119	64	262	162
Change in fair value of warrant liability	(1,388)	4	1,632	(4,589)
Loss from equity method investment	(20)	—	(20)	—
Net loss	$(7,909)	$(5,418)	$(16,666)	$(19,712)
Preferred dividends	$(5)	$(788)	$(1,357)	$(2,023)
Net loss available to common stockholders	$(7,914)	$(6,206)	$(18,023)	$(21,735)
Weighted-average shares outstanding used in computing net loss available to common stockholders:
Basic	4,019,459	166,373	1,469,623	166,373
Diluted	4,019,459	166,373	1,469,623	166,373
Net loss per common share:
Basic	$(1.97)	$(32.57)	$(11.34)	$(118.49)
Diluted	$(1.97)	$(32.57)	$(11.34)	$(118.49)
Preferred dividends:
Basic	$(0.00)	$(4.73)	$(0.92)	$(12.16)
Diluted	$(0.00)	$(4.73)	$(0.92)	$(12.16)
Net loss per share available to common stockholders:
Basic	$(1.97)	$(37.30)	$(12.26)	$(130.65)
Diluted	$(1.97)	$(37.30)	$(12.26)	$(130.65)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(16,666)	$(19,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	24
Stock-based compensation expense	1,283	1,288
Change in fair value of preferred stock warrants	(1,632)	4,589
Changes in assets and liabilities:
Accounts receivable	(800)	67
Prepaid expenses and other current assets	(1,160)	(394)
Other assets	305	(305)
Deferred revenue	433	913
Accounts payable, accrued liabilities and other	2,615	136
Net cash used in operating activities	(15,422)	(13,394)
Cash flows from investing activities
Purchase of property and equipment	(677)	(410)
Net cash used in investing activities	(677)	(410)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	21,060
Proceeds from issuance of common stock, net	25,080	—
Net cash provided by financing activities	25,080	21,060
Net increase in cash and cash equivalents	8,981	7,256
Cash and cash equivalents at
Beginning of period	25,096	22,291
End of period	$34,077	$29,547
Supplemental cash flow information
Cash paid for taxes	$1	$1
Non-cash investing and financing activities
Preferred stock dividends issued	$1,357	$2,023
Investment in equity method investment	$1,000	$—
Issuance of common stock warrants attributed to private offerings	$—	$352
Reclassification of warrant liability into equity	$10,236	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals. Inc.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s final prospectus for its initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August 15, 2018 with the United States Securities and Exchange Commission (“SEC”).

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

Liquidity and Capital Resources

On August 13, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the SEC. The IPO closed on August 16, 2018 and the Company issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.8 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.4 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, the Company issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $0.2 million.

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

For the three and nine months ended September 30, 2018 and 2017, one customer accounted for 100% of total revenue. As of September 30, 2018, one customer accounted for 100% of accounts receivable. There were no accounts receivable as of December 31, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers, but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2018 and December 31, 2017, there were $800,000 and $0 accounts receivable, respectively. As of September 30, 2018 and December 31, 2017, there were no allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2018 and December 31, 2017.

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

During the three and nine months ended September 30, 2018 and 2017, revenue consisted of grant revenue. We recognize revenue under such awards under the milestone method, up to the limit of the prior approval funding amounts, and when we have determined that we have earned the right to receive the recognized portion according to the terms of the original grant awarded.

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

For the three months ended September 30, 2018 and 2017, the Company had grant revenue of $1,022,000 and $22,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company had grant revenue of $1,367,000 and $67,000, respectively. All grant revenue was derived from our award agreement with the CF Foundation. As of September 30, 2018, there was approximately $44,000 in deferred revenue related to the CF Foundation grant award. As of December 31, 2017, there was approximately $111,000 in deferred revenue related to the CF Foundation grant award.

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

For the three and nine months ended September 30, 2018 and 2017, no collaboration revenue was recorded under the Company’s agreement with GSK. As of September 30, 2018, there was approximately $509,000 in deferred revenue related to the Company’s agreement with GSK. As of December 31, 2017, there was approximately $9,000 in deferred revenue related to the Company’s agreement with GSK.

Costs for Collaborative Arrangements

Costs incurred under collaborative arrangements include personnel costs, laboratory supplies and fees paid to third parties. These amounts are included in research and development in the accompanying consolidated statement of operations. For the three months ended September 30, 2018 and 2017, the Company incurred expenses of $170,000 and $179,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred expenses of $488,000 and $480,000, respectively, related to its collaborative arrangement.

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

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the positions sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Convertible preferred stock	—	5,491,853	—	5,491,853
Stock options to purchase common stock	789,401	565,441	789,401	565,441
Preferred stock warrants	—	1,359,635	—	1,359,635
Common stock warrants	1,966,930	607,295	1,966,930	607,295
	2,756,331	8,024,224	2,756,331	8,024,224

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

Recent Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,” which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. It provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. Before the issuance of Topic 606, stakeholders indicated that revenue from collaborative arrangements may have included: (1) revenue that was recognized in accordance with Topic 605, Revenue Recognition, (2) revenue that was recognized through analogy to the guidance in Topic 605 and (3) revenue that was recognized through the application of a policy election. The amendments improve comparability by allowing the presentation of the units of account in collaborative arrangements that are within the scope of Topic 606 together with revenue accounted for under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

There were no fair value measurements as of September 30, 2018.

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

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Lab equipment	$1,616	$940
Computer equipment and software	25	25
	1,641	965
Less: Accumulated depreciation	(410)	(215)
	$1,231	$750

Depreciation expense was approximately $73,000 and $12,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was approximately $195,000 and $20,000 for the nine months ended September 30, 2018 and 2017, respectively.

Intangible Assets, net

Intangible assets, net consist of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Licenses	$81	$81
Less: Accumulated amortization	(42)	(38)
	$39	$43

Amortization expense was approximately $1,000 and $1,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense was approximately $4,000 and $4,000 for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Research and development services	$3,515	$1,713
Payroll related expenses	221	207
Professional services	154	201
Equity method investment contribution	1,000	—
	$4,890	$2,121

5. Equity Method Investment

On February 11, 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with Shenzen Hepalink Pharmaceutical Group Co., Ltd., a related party, shareholder of the Company, and a Chinese entity (“Hepalink”), for developing and commercializing products for infectious diseases. Under the terms of the JV Agreement, the Company is obligated to contribute $1 million and the license of its technology relating to the Company’s AR-101 and AR-301 product candidates for use in the joint venture entity (the “JV Entity”) in the territories of the Republic of China, Hong Kong, Macau and Taiwan (the “Territory”) and initially owns 49% of the JV Entity. On July 2, 2018, the JV Entity received final approval from the government of the Peoples Republic of China.

On August 6, 2018, the Company entered into an amendment to the JV Agreement with Hepalink whereby the Company agreed to additionally contribute an exclusive, revocable, and royalty-free right and license to its AR-105 product candidate in the Territory. Pursuant to the JV Agreement and the amendment, Hepalink initially owns 51% of the JV Entity and is obligated to contribute the equivalent of $7.2 million to the JV Entity. Additionally, Hepalink is obligated to make an additional equity investment of $10,800,000 or more at the time of the JV Entity’s first future financing.

The Company evaluated the accounting for the JV Agreement entered into noting that it did not meet the accounting definition of a joint venture and instead meets the definition of a variable interest entity. The Company concluded that it is not the primary beneficiary of the JV Entity and therefore is not required to consolidate the entity. This conclusion was based on the fact that the equity-at-risk is insufficient to support operations without additional investment and that the Company does not hold decision-making power over activities that significantly impact the JV Entity’s operations. The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1 million which represents the Company’s contribution into the JV Entity which as of September 30, 2018, was not paid and is included in accrued liabilities. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. For the nine months ended September 30, 2018 and 2017, the Company recognized $20,000 and $0 losses from the operations of the JV Entity, respectively. As of September 30, 2018 and December 31, 2017, the Company’s equity method investment in the JV Entity was $980,000 and $0, respectively.

6. Warrants

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

The fair value of the warrants was determined using a Monte Carlo simulation method which calculates the estimated value based on running numerous simulations and analyzing the various outcomes. The total fair value of award was approximately $661,000 and is being amortized over the five-year vesting period. For each of the three months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of approximately $33,000 related to these warrants. For each of the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of approximately $99,000 related to these warrants.

Warrant Liability

The following table (in thousands) summarizes the Company’s activity and fair value calculations of its derivative warrants for nine months ended September 30, 2018:

Warrant Liability
Balance, December 31, 2017	$11,868
Change in fair value of warrants	(1,632)
Reclassification into equity upon initial public offering	(10,236)
Balance, September 30, 2018	$—

7. Convertible Preferred Stock

In connection with the IPO, the holders of a majority of the Series A Preferred Stock approved the mandatory conversion of the Series A Preferred Stock into one share of common stock for every 6.417896 shares of Series A Preferred Stock which converted immediately prior to the consummation of the IPO. Upon conversion, a total of 5,744,586 shares of common stock were issued for the converted Series A Preferred Stock which includes accrued dividends upon conversion.  All warrants to purchase Series A Preferred Stock became warrants to purchase common stock, adjusted for the 1 for 6.417896 shares reverse stock split.

All holders of Series A convertible preferred stock as of June 30, 2016 began accruing a 3% stock dividend beginning on July 1, 2016. Subsequent acquirers began accruing on the date they acquired their respective shares. Accrued dividends were payable annually on December 31. Dividends stopped accruing on August 13, 2018 when all outstanding preferred stock converted into common shares. On August 13, 2018, the Company issued 669,489 dividend shares to its preferred stockholders with a fair value of approximately $1,357,000.

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

The liquidation preference provisions of the Series A convertible preferred stock were considered contingent redemption provisions because there are certain elements that are not solely within the control of the Company, such as a change in control of the Company. Accordingly, the Company presented the Series A convertible preferred stock within the mezzanine portion of the accompanying consolidated balance sheets at the full liquidation value.

On December 30, 2016, the Company completed a private placement memorandum and sold 2,439,024 shares of its Series A convertible preferred stock at a price of $2.05 per share though a private offering memorandum for total gross proceeds of $5.0 million and net proceeds of approximately $4.5 million. The net proceeds of $4.5 million was received in January 2017.

From June through August of 2017, the Company sold 6,516,135 shares of Series A convertible preferred stock to various investors at prices ranging from $2.70 to $2.95 per share for total gross proceeds of $18.3 million and net proceeds of $16.6 million after financing costs. On July 12 2017, in conjunction with the sale of its Series A convertible preferred stock to one of the investors, the Company issued 370,370 warrants to purchase its Series A convertible preferred stock. The warrant has a term of five years from the issuance date.

8. Common Stock

As of September 30, 2018, the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,966,930
Shares reserved for exercise of outstanding options to purchase common stock	789,401
Shares reserved for issuance of future options	36,778
2,793,109

As of December 31, 2017, the Company had reserved the following common stock for future issuance:

Shares reserved for conversion of preferred stock	5,640,274
Shares reserved for exercise of outstanding warrants to purchase preferred stock	1,359,635
Shares reserved for exercise of outstanding warrants to purchase common stock	607,295
Shares reserved for exercise of outstanding options to purchase common stock	603,291
Shares reserved for issuance of future options	144,980
8,355,475

9. Stock-Based Compensation

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

The fair value of the employee options granted during the three and nine months ended September 30, 2018 and 2017 were estimated using the following assumptions:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	77%-78%	80%	77%-79%	79%-80%
Risk-free interest-rate	2.87% - 2.99%	1.99%	2.22% - 2.99%	1.83% - 2.20%
Dividend yield	0%	0%	0%	0%

Stock option activity for the nine months ended September 30, 2018 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance — December 31, 2017	144,980	603,291	$9.52
Additional shares reserved	77,908	—	$—
Options granted	(243,216)	243,216	$16.69
Options cancelled	57,106	(57,106)	$10.06
Balance — September 30, 2018	36,778	789,401	$11.69

The Company recognized stock compensation as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Research and development	$159	$92	$439	$218
General and administrative	235	111	745	971
	$394	$203	$1,184	$1,189

As of September 30, 2018, the Company had unrecognized stock-based compensation of approximately $3.0 million. As of September 30, 2018, the intrinsic value of all vested and outstanding options was approximately $1.6 and $1.8 million, respectively.

10. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days’ notice. The Company recognizes rent expense as incurred. For the three months ended September 30, 2018 and 2017, the Company incurred expenses of $78,000 and $75,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred expenses of $233,000 and $222,000, respectively.

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

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. As of September 30, 2018 and December 31, 2017, there were no pending legal proceedings.

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

We have incurred losses in most years since our inception. Our net losses were approximately $24.7 million for the year ended December 31, 2017 and $7.9 million and $16.7 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $65.6 million. As of September 30, 2018, we had $34.1 million of cash and cash equivalents, respectively. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, building our manufacturing capabilities, and from general and administrative costs associated with our operations.

On August 13, 2018, we completed an initial public offering of our common stock, in which we sold and issued 2,000,000 shares, plus 192,824 shares sold pursuant to the partial exercise by the underwriters of their over-allotment option, at an issuance price of $13.00 per share, less underwriting discounts and commissions. As a result of the IPO and the exercise of the underwriters’ over-allotment option, we received total net proceeds of approximately $25.1 million, net of underwriting and other offering expenses. We believe that our existing cash and cash equivalents will provide sufficient funds to enable us to meet our obligations for at least the next 12 months.

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

Financial Overview

Reverse Stock Split

On August 3, 2018, we effected a 1 for 6.417896 reverse stock split of our common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the reverse stock split.

Initial Public Offering

On August 13, 2018, our registration statement on Form S-1 relating to our initial public offering of our common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on August 16, 2018 and we issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.8 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.4 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018 we issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $0.2 million.

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

In addition, we have an award agreement with the Cystic Fibrosis Foundation to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program. Also, we have a collaborative and option agreement with GlaxoSmithKline Biologicals S.A., or GSK, aimed at evaluating improved formulations for a rotavirus vaccine. These agreements contain upfront payments. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreements or as certain milestones are met. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives or the exercise of options for specified programs by our strategic partners. Such payments are recorded as revenue when we achieve the underlying milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. For each of the three months ended September 30, 2018 and 2017, we recognized approximately $1,022,000 and $22,000 in revenue pursuant to our Cystic Fibrosis Foundation agreement and no revenue pursuant to our GSK agreement.  For the nine months ended September 30, 2018 and 2017, we recognized approximately $1,367,000 and $67,000, respectively, in revenue pursuant to our Cystic Fibrosis Foundation agreement and no revenue pursuant to our GSK agreement.

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

From our inception through September 30, 2018, we have incurred approximately $64.1 million in research and development expenses.

	Three Months Ended September 30,		Nine months Ended September 30,		Period from April 24, 2003 (Inception) to September 30,
(In thousands, unaudited)	2018	2017	2018	2017	2018
AR-301	$1,050	$1,839	$2,467	$5,227	$18,763
AR-105	4,614	2,462	10,963	6,303	26,228
AR-501	737	309	2,848	681	9,068
Platform technology and other programs	506	249	1,140	625	10,028
Total	$6,907	$4,859	$17,418	$12,836	$64,087

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

During the three and nine months ended September 30, 2018 and 2017, all grant revenue was derived from our award agreement with the Cystic Fibrosis Foundation.

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

For the three and nine months ended September 30, 2018 and 2017, no collaboration revenue was recorded under our agreement with GSK.

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

Fair Value of Common Stock

Prior to our public initial offering in August of 2018, to assist our board of directors with the determination of the exercise price of our stock options and the fair value of the common stock underlying the options, we obtained third-party valuations of our common stock as of various dates since we began granting options, with concluded fair values between $2.89 per share and $17.91 per share. Our board of directors considered the fair values of the common stock derived in the third-party valuations as one of the factors it considered when setting the exercise prices for options granted. The valuations were performed in accordance with applicable elements of the AICPA Practice Aid. The AICPA Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the AICPA Practice Aid, we considered the following methods:

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

Our board of directors also considered a range of objective and subjective factors and assumptions in estimating the fair value of our common stock on the date of grant, including: progress of our research and development efforts; our operating results and financial condition, including our levels of available capital resources; rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities; our stage of development and material risks related to our business; our commercial success in regard to our catheter sales; the achievement of enterprise milestones; the valuation of publicly-traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; equity market conditions affecting comparable public companies; the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering given prevailing market and biotechnology sector conditions; and that the grants involved illiquid securities in a private company. The fair value of our common stock as of December 31, 2017 and September 30, 2017 was $17.20 and $16.98, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Grant Revenue	$1,022	$22
Operating expenses:
Research and development	6,907	4,859
General and administrative	735	649
Total operating expenses	7,642	5,508
Loss from operations:	(6,620)	(5,486)
Interest and other income (expense), net	119	64
Change in fair value of warrant liability	(1,388)	4
Loss from equity method investment	(20)	—
Net loss	$(7,909)	$(5,418)

Grant Revenue.    Grant revenue increased by $1,000,000 from $22,000 for the three months ended September 30, 2017 to $1,022,000 for the three months ended September 30, 2018 due to recognizing certain milestones related to the grant award from the Cystic Fibrosis Foundation.

Research and Development Expenses.    Research and development expenses increased by approximately $2,048,000 from $4,859,000 for the three months ended September 30, 2017 to $6,907,000 for the three months ended September 30, 2018 due primarily to increasing enrollment for our AR-105 Phase 2 clinical trial and servicing the Cystic Fibrosis Foundation grant partially offset by a decrease in expenses for our AR-301 program.

General and Administrative Expenses.    General and administrative expenses increased by approximately $86,000 from $649,000 for the three months ended September 30, 2017 to $735,000 for the three months ended September 30, 2018 due primarily to an increase in directors and liabilities insurance costs and stock compensation expenses.

Interest and Other Income (Expense), net.    Interest and other income (expense), net increased by approximately $55,000 from $64,000 for the three months ended September 30, 2017 to $119,000 for the three months ended September 30, 2018 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability decreased by approximately $1,392,000 from a gain of $4,000 for the three months ended September 30, 2017 to a loss of $1,388,000 for the three months ended September 30, 2018 due primarily to an increase in the fair value of our Series A convertible preferred stock during the third quarter of 2018.

Loss From Equity Method Investment.    Loss from equity method investment increased by $20,000 from $0 for the three months ended September 30, 2017 to a loss of $20,000 for the three months ended September 30, 2018 due to our share of loss from our minority interest calculated under the equity method during the third quarter of 2018. We had no equity method investment during 2017.

Comparison of the Nine months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Grant Revenue	$1,367	$67
Operating expenses:
Research and development	17,418	12,836
General and administrative	2,489	2,516
Total operating expenses	19,907	15,352
Loss from operations:	(18,540)	(15,285)
Interest and other income (expense), net	262	162
Change in fair value of warrant liability	1,632	(4,589)
Loss from equity method investment	(20)	—
Net loss	$(16,666)	$(19,712)

Grant Revenue.    Grant revenue increased by $1,300,000 from $67,000 for the nine months ended September 30, 2017 to $1,367,000 for the nine months ended September 30, 2018 due primarily to recognizing certain milestones related to the grant award from the Cystic Fibrosis Foundation.

Research and Development Expenses.    Research and development expenses increased by approximately $4,582,000 from $12,836,000 for the nine months ended September 30, 2017 to $17,418,000 for the nine months ended September 30, 2018 due primarily to increasing enrollment for our AR-105 Phase 2 clinical trial and servicing the Cystic Fibrosis Foundation grant partially offset by a decrease in expenses for our AR-301 program.

General and Administrative Expenses.    General and administrative expenses decreased by approximately $27,000 from $2,516,000 for the nine months ended September 30, 2017 to $2,489,000 for the nine months ended September 30, 2018 due primarily to a decrease in stock-based compensation expenses.

Interest and Other Income (Expense), net.    Interest and other income (expense), net increased by approximately $100,000 from $162,000 for the nine months ended September 30, 2017 to $262,000 for the nine months ended September 30, 2018 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability increased by approximately $6,221,000 from a loss of $4,589,000 for the nine months ended September 30, 2017 to a gain of $1,632,000 for the nine months ended September 30, 2018 due primarily to a decline in the fair value of the Company’s Series A convertible preferred stock during the first half of 2018 partially offset by a gain in the fair value of our Series A convertible preferred stock during the third quarter of 2018.

Loss From Equity Method Investment.    Loss from equity method investment increased by $20,000 from $0 for the nine months ended September 30, 2017 to a loss of $20,000 for the nine months ended September 30, 2018 due to our share of loss from our minority interest calculated under the equity method during the third quarter of 2018. We had no equity method investment during 2017.

Liquidity and Capital Resources

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Our IPO closed on August 16, 2018 and we issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.8 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.4 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, we issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $0.2 million.

Management expects to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations.

We believe that our existing cash and cash equivalents will provide sufficient funds to enable us to meet our obligations for at least the next 12 months.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(15,422)	$(13,394)
Investing activities	(677)	(410)
Financing activities	25,080	21,060
Net increase/(decrease) in cash and cash equivalents	$8,981	$7,256

Cash Flows from Operating Activities.    Net cash used in operating activities was approximately $15,422,000 for the nine months ended September 30, 2018, which was primarily due to our net loss of approximately $16,666,000. The difference between our net loss and our net cash used in operating activities was due primarily to an increase in our accounts payable and accrued liabilities, a decrease in our other assets partially offset by an increase in accounts receivable and a decrease in deferred revenue, and non-cash expenses resulting from a gain in the fair value of preferred stock warrants and stock-based compensation expense. Net cash used in operating activities was approximately $13,394,000 for the nine months ended September 30, 2017, which was primarily due to our net loss of approximately $19,712,000.  The difference between our net loss and our net cash used in operating activities was due primarily to non-cash expenses and an increase in deferred revenue partially offset by an increase in prepaid expenses and other assets.

Cash Flows from Investing Activities.    Net cash used in investing activities of $677,000 during the nine months ended September 30, 2018 was due to the purchase of equipment, primarily for diagnostic use in our clinical trials. Net cash used in investing activities of $410,000 during the nine months ended September 30, 2017 was due to the purchase of equipment, primarily for diagnostic use in our clinical trials.

Cash Flows from Financing Activities.    Net cash provided by financing activities of $25,080,000 during the nine months ended September 30, 2018 was due to net proceeds received from our initial public offering (including over-allotment proceeds). Net cash provided by financing activities of $21,060,000 during the nine months ended September 30, 2017 was due to proceeds from a sale of our Series A convertible preferred stock, net of issuance costs, and the receipt of cash from a stock subscription agreement entered into during the previous year.

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

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,” which provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. It provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. Before the issuance of Topic 606, stakeholders indicated that revenue from collaborative arrangements may have included: (1) revenue that was recognized in accordance with Topic 605, Revenue Recognition, (2) revenue that was recognized through analogy to the guidance in Topic 605 and (3) revenue that was recognized through the application of a policy election. The amendments improve comparability by allowing the presentation of the units of account in collaborative arrangements that are within the scope of Topic 606 together with revenue accounted for under Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

In June 2018, the FASB issued ASU No. 2018 07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of Accounting Standards Codification (“ASC”) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. ASU 2018 07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

In July 2017, FASB issued ASU No. 2017 11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017 11”). ASU 2017 11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017 11 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017 11 can be applied using a full or modified retrospective approach. We are currently evaluating the impact of adopting this guidance.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing.” This clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU 2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. In April 2016, the FASB issued ASU No. 2016 10, “Revenue from Contract with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The new standard is effective for the Company as of January 1, 2019. We are currently evaluating the impact of adopting this guidance.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that describes above.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2017, we reported a net loss of approximately $24.7 million. For the three and nine months ended September 30, 2018, we reported a net loss of approximately $7.9 million and $16.7 million, respectively. As of September 30, 2018, we had an accumulated deficit of $65.6 million.

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

The accompanying consolidated interim financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. We have suffered recurring losses from operations since inception and negative cash flows from operating activities during the three and nine months ended September 30, 2018 and year ended December 31, 2017. As of September 30, 2018, we had $34.1 million of cash and cash equivalents. In August 2018, we effected an initial public offering in which we sold 2,000,000 shares of our common stock at $13.00 per share, which generated net cash proceeds of $22.8 million and sold 192,824 over-allotment shares which generated net cash proceeds of $2.3 million.

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

We may not be able to maintain orphan drug marketing exclusivity for our AR-101 product candidate in the United States and/or the European Union, and orphan drug marketing exclusivity may not be available for any of our other product candidates.

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

We have been granted orphan drug designation for our AR-101 and AR-301 drug candidates in the European Union, as well as orphan drug designation for our AR-101 drug candidate in the U.S. The AR-301 drug candidate has not been approved for orphan drug designation in the U.S. Although we may apply for orphan drug designation for other product candidates we may develop in both the U.S. and EU, applicable regulatory authorities may not grant us this designation. In addition, even if such status is obtained for any other product candidate that we may develop, that exclusivity may not effectively protect the candidate from competition because other drugs, such as those with different active ingredients or molecular structures, can be approved for the same condition. Furthermore, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

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

Hepalink is obligated to contribute the equivalent of $7.2 million in renminbi, the official currency of the People’s Republic of China, and owns 51% of the capital of SABC and we are required to contribute (i) $1.0 million in cash and (ii) a license to AR-101, AR-301 and AR-105 pursuant to an Amended and Restated Technology License and Collaboration Agreement between us and SABC and we own 49% of the capital of SABC. Based on the current arrangement, the $1.0 million reflects our entire financial obligation for the joint venture. In addition, Hepalink will provide SABC with clinical and regulatory personnel services for clinical and regulatory review, application and filing procedures in the Territory and we will provide clinical and regulatory personnel services to assist in coordination of the execution of the clinical study in China and also with CMC personnel services for drug supply and manufacturing planning Hepalink is obligated to make an additional equity investment of $10.8 million into SABC in connection with a future financing of SABC provided that (i) such financing does not occur earlier than January 1, 2019, (ii) top-line clinical results of the first global AR-301 phase III study are available, (iii) CFDA approval for a phase III clinical trial in China is granted, (iv) the Company has not breached the Amended and Restated Technology License and Collaboration Agreement and (v) the SABC Board has approved such financing. If and to the extent these milestone events occur and Hepalink contributes additional capital to SABC, our 49% ownership stake in SABC will be diminished in proportion to such investment.

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

Our U.S. clinical trial liability insurance provides for $3 million in coverage with no per occurrence limit below that amount, our Belgium clinical trial liability insurance provides for €3.5 million ($4.0 million) in coverage with a limit of €1 million ($1.1 million) per occurrence, our France clinical trial liability insurance provides for €6 million ($6.8 million) in coverage with a limit of €1 million ($1.1 million) per occurrence, our Spain clinical trial liability insurance provides for €2.5 million ($2.8 million) in coverage with a limit of €0.25 million ($0.3 million) per occurrence and our U.K. clinical trial insurance provides for £5 million ($6.5 million) in coverage with a limit of £5 million ($6.5 million) per occurrence. However, there can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

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

As of November 13, 2018, our executive officers, directors and 10% or more stockholders, together with their respective affiliates, beneficially owned approximately 33.9% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

Aridis Pharmaceuticals, Inc.

Dated: November 14, 2018	By:
/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	By:
/s/ Fred Kurland
Fred Kurland, Chief Financial Officer
(Principal Financial Officer)