Form 10-K/A
period 2018-12-31
Aridis Pharmaceuticals, Inc.
filed 2019-04-19
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark one)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 001-38630

Aridis Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-2641188 (I.R.S. Employer Identification No.)

5941 Optical Ct. San Jose, California (Address of principal executive offices)	95138 (Zip Code)

Registrant’s telephone number, including area code: (408) 385-1742

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity

On March 26, 2019, the registrant had 8,107,290 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Aridis Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2018 (“Fiscal 2018”), filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of April 15, 2019:

Name	Age	Position(s)
Eric Patzer, Ph.D.	70	Executive Chairman of the Board of Directors
Isaac Blech	69	Vice Chairman of the Board of Directors
Vu Truong, Ph.D.	55	Chief Executive Officer, Chief Scientific Officer and Director
Fred Kurland	69	Chief Financial Officer
Wolfgang Dummer	53	Chief Medical Officer
Robert K. Coughlin	50	Director
Craig Gibbs, Ph.D.	56	Director
John Hamilton	74	Director
Robert R. Ruffolo, Ph.D.	69	Director
Shawn Lu	51	Director

Eric Patzer, Ph.D, Executive Chairman of the Board of Directors (Class III).  Dr. Patzer is one of our co-founders. He was appointed Chairman in May 2014 and served as President from 2003 through 2014. Prior to that, he was VP of Development at Aviron Inc. from 1996 to 2002. Prior to that, he was VP of Product Development at Genentech from 1981 to 1996. Dr. Patzer received his B.S. in Mechanical Engineering from the Pennsylvania State University and his Ph.D. in Microbiology from University of Virginia. We believe that Dr. Patzer possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience in managing projects through the entire development process to regulatory approval, his longevity in the industry, and his intimate knowledge of our company, as he is a founder.

Isaac Blech, Vice Chairman of the Board of Directors (Class II).  Mr. Blech was appointed to the board of directors and as our Vice Chairman in December 2015 pursuant to a verbal agreement between us and Mr. Blech. Mr. Blech is the co-founder and vice chairman of Sapience Therapeutics Inc., which he has been at since 2015. Mr. Blech is the co-founder and vice chairman of Elucida Oncology Inc., which he has been at since 2013. Mr. Blech is the co-founder and vice chairman at Centrexion Therapeutics Corp., which he has been at since 2011. Mr. Blech is also the co-founder and vice chairman at Cerecor Inc., which he has been at since 2011. Mr. Blech currently serves as a director for Marina Biotech Inc., Diffusion Pharmaceuticals Inc., Edge Therapeutics Inc., SpendSmart Networks Inc., ContraFect Corp. and InspireMD Inc. Mr. Blech is a successful founder and investor in the biotechnology industry. Over the past thirty five years, he has established multiple successful biotechnology companies. These include Celgene Corporation, ICOS Corporation, Nova Pharmaceutical Corporation, Pathogenesis Corporation and Genetics Systems Corporation. Mr. Blech earned a B.A. in Hebrew from Baruch College in 1975. We believe that Mr. Blech’s business experience and ties to the investment community qualify him to serve as a member of our board of directors.

Vu Truong, Ph.D, Chief Executive Officer, Chief Scientific Officer and Director (Class III).  Dr. Truong is one of our co-founders and our Chief Executive Officer and Chief Scientific Officer. He has served as our Chief Executive Officer, Chief Scientific Officer and head of R&D since 2003. He has more than 15 years of experience in biopharmaceutical drug development, having held positions of increasing responsibilities at Transform Pharmaceuticals Inc., GeneMedicine Inc., Aviron Inc. and MedImmune (sold to AstraZeneca). He received his Ph.D. in Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine and his B.A. in Biochemistry from Brandeis University. We believe that Dr. Truong possesses specific attributes that qualify him to serve as a member of our board of directors, including his depth of scientific, operating, strategic, transactional, and senior management experience in our industry, his longevity in the industry, and his intimate knowledge of our company, as he is a founder.

Fred Kurland, Chief Financial Officer.  Mr. Kurland has served as our Chief Financial Officer since July 2015 and served on our board of directors from August 2014 through July 2015. He is a seasoned financial executive with 40 years of experience in the pharmaceutical industry. Prior to joining us he was the Vice President, Finance, Chief Financial Officer and Secretary of XOMA Corporation from December 2008 through March 2015. Between 2002 and 2008 Mr. Kurland served as Chief Financial Officer of Bayhill Therapeutics, Inc., Corcept Therapeutics Inc. and Genitope Corp. From 1998 to 2002, he served as Senior Vice President and Chief Financial Officer of Aviron, which was acquired by MedImmune in 2001. From 1996 to 1998, Mr. Kurland was Vice President and Chief Financial Officer of Protein Design Labs, Inc., an antibody design company, and from 1995 to 1996, he served as Vice President and Chief Financial Officer of Applied Immune Sciences, Inc. He also held a number of financial management positions at Syntex Corporation, a pharmaceutical company acquired by Roche, including Vice President and Controller between 1991 and 1995. Mr. Kurland received his J.D. and M.B.A. from the University of Chicago and his B.S. in Business and Economics from Lehigh University.

Wolfgang Dummer, M.D., Ph.D, Chief Medical Officer.  Dr. Dummer was hired as our Chief Medical Officer in March 2018. Dr. Dummer has more than 20 years of clinical trial and drug development experience, most recently as an independent executive consultant for various biotechnology companies since January 2017. From January 2012 to December 2016, he was Vice President of Clinical Development at BioMarin Pharmaceutical Inc., where he led the clinical development and approval of Vimizim (elosulfase alpha), now BioMarin’s leading marketed compound. For 11 years prior, he held various senior roles in Clinical Research and Development at Genentech, Inc. He also spent three years studying at the Scripps Research Institute in La Jolla, California. Dr. Dummer has authored and co-authored more than 50 peer-reviewed journal articles, and is a board-certified clinical dermatologist and allergist/immunologist. He earned his Doktor der Medizin from the Technical University of Munich Medical School.

Robert K. Coughlin, Director (Class II).  Mr. Coughlin was appointed to our board of directors in May 2014. Since September 2007, he has been the President and Chief Executive Officer of the Massachusetts Biotechnology Council, an association of more than 600 biotechnology companies, universities and academic institutions. He has spent his career in both the public and private sectors, most recently serving as Undersecretary of Economic Development within Governor Deval Patrick’s administration from January 2007 to August 2007. Prior to that, he was elected as State Representative to the 11th Norfolk, Massachusetts district for three terms. He has held senior executive positions in the environmental services industry, capital management, and venture capital. He received his B.S. in Marine Engineering from the Massachusetts Maritime Academy. He has also been a lieutenant in the U.S. Naval Reserve since 1991. We believe that Mr. Coughlin possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience in the industry, his familiarity with the Massachusetts life sciences centers and his advocacy for research and the biotechnology community.

Craig Gibbs, Ph.D. Director (Class I).  Dr. Gibbs was appointed to our board of directors in April 2015. Since September 2015, Dr. Gibbs has been the Chief Business Officer at Forty Seven Inc. Dr. Gibbs served on the Board of Directors of Tobira Therapeutics from May 2013 to September 2016 and is an advisor to several biotechnology companies and venture capital firms. From 1992 to 2013, Dr. Gibbs worked for Gilead Sciences in a variety of leadership positions spanning Research, Corporate Development and, most recently, Vice President of Commercial Strategy/Commercial Planning and Operations. Prior to Gilead, Dr. Gibbs served as a Scientist in the Department of Protein Engineering at Genentech, Inc. He received his B.Sc. in Biochemistry from Massey University and his Ph.D. in Molecular Biology from the University of Glasgow in Scotland and his M.B.A. from Golden Gate University. We believe that Dr. Gibbs possesses specific attributes that qualify him to serve as a member of our board of directors, including extensive experience in the biotechnology industry and technical expertise in drug discovery and development.

John Hamilton, Director (Class II).  Mr. Hamilton was appointed to our board of directors in June 2015. He served as a director and audit chair of three companies including Vermillion Inc. from 2008 to 2013, Anesiva, Inc. during 2009 and Encompass Funds from 2012 to 2015. From 1997 until his retirement in 2007, Mr. Hamilton served as Vice President and Chief Financial Officer of Depomed, Inc., a specialty pharmaceutical company focused on enhancing pharmaceutical products. Prior to that, from 1992 to 1996, he was the Vice President and Chief Financial Officer at Glyko Inc. From 1987 to 1992 Mr. Hamilton was Manager of Financial Planning and Analysis and then Treasurer at Chiron Corp. From 1985 to 1987 he was Vice President, Treasurer and Secretary of American Hawaii Cruises, Inc. From 1968 to 1985 he began his career in international banking with The Philadelphia National Bank and then Crocker National Bank. Mr. Hamilton sits on the regional Board of Directors of the Association of Bioscience Financial Officers and is past-president of the Treasurers Club of San Francisco. Mr. Hamilton received his M.B.A. from the University of Chicago and B.A. in International Relations from the University of Pennsylvania. We believe that Mr. Hamilton possesses specific attributes that qualify him to serve as a member of our board of directors, including the depth of his financial, accounting and operating experience.

Robert R. Ruffolo, Jr., Ph.D., Director (Class II).  Dr. Ruffolo was appointed to our board of directors in April 2017. He has provided management, director and consulting services since 2008 as the President of Ruffolo Consulting LLC. Dr. Ruffolo currently serves on the Board of Directors of Diffusion Pharmaceuticals Inc. He served as the President of Research and Development and as the Corporate Senior Vice President of Wyeth Pharmaceuticals (now Pfizer) from 2000 through 2008. In these roles, he managed an R&D organization of 9,000 scientists with an annual budget in excess of $3 billion. From 2000 to 2002 he served as an Executive Vice President at Wyeth, where he was responsible for Pharmaceutical Research and Development. Prior to joining Wyeth, Dr. Ruffolo spent 17 years at SmithKline Beecham Pharmaceuticals PLC (now GlaxoSmithKline) where he was Senior Vice President and Director of Biological Sciences, Worldwide from 1984 to 2000. Before joining SmithKline Beecham, Dr. Ruffolo spent six years at Eli Lilly Co. from 1978 to 1984 where he was a Senior Pharmacologist. Dr. Ruffolo currently serves on the boards of directors of Sigilon Therapeutics Inc., Sapience Therapeutics Inc., Elucida Oncology Inc., and Trevena Inc. He received his B.S. in Pharmacy from The Ohio State University and his Ph.D. in Pharmacology from The Ohio State University. We believe that Dr. Ruffolo possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience in the pharmaceutical industry and technical and management expertise in drug discovery and development.

Shawn Lu, Director (Class I).  Mr. Lu was appointed to our board of directors in December 2016. Mr. Lu has been the Executive Director and Chief Financial Officer of Hepalink USA, Inc. since April 2014. Prior to that, he was the Area Manager at BMO Bank of Montreal from September 2013 to April 2014 and Residential Mortgage Manager at The Toronto-Dominion Bank from January 2001 to September 2013. Mr. Lu currently serves as a director for Resverlogix Corp., Quest PharmaTech Inc. and Cantex Pharmaceuticals Inc. Prior to that, he was the Chief Financial Officer and Vice President of Corporate Finance of Shenzhen Hepalink Pharmaceutical Group Co. Ltd. from September 1999 to September 2000 and VP of Corporate Finance of Shenzhen FuTianXin Investment Co. Ltd. from February 1998 to August 1999. He received his B.S. in Engineering from Wuhan University of Transportation Technology and his M.B.A. from the Zhongnan University of Economics. We believe that Mr. Lu possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience in the pharmaceutical industry and the depth of his financial, accounting and operating experience.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Board Composition and Election of Directors

Our board of directors currently consists of eight directors. Holders of common stock have no cumulative voting rights in any election of directors.

The directors are classified with respect to the time for which they shall severally hold office by dividing them into three classes, Class I, Class II and Class III, each consisting as nearly as possible of one-third of the whole board. All directors shall hold office until their successors are elected and qualified, or until their earlier death, resignation, disqualification or removal. Class I Directors shall be elected for a term of one year; Class II Directors shall be elected for a term of two years; and Class III Directors shall be elected for a term of three years; and at each annual stockholders’ meeting thereafter, successors to the directors whose terms shall expire that year shall be elected to hold office for a term of three years, so that the term of office of one class of directors shall expire in each year. Except in the event of vacancies in the board, directors shall be elected by a plurality of the votes cast at annual meetings of stockholders, and each director so elected shall hold office until the annual meeting at which their term expires and until his successor is duly elected and qualified, or until his earlier resignation or removal.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Coughlin, Ruffolo, Gibbs, Lu and Hamilton do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of The Nasdaq Capital Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Person Transactions.”

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a corporate governance/nominating committee, each of which operates under a charter that has been approved by our board of directors.

Our board of directors has determined that all of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are independent as defined under the applicable rules of The Nasdaq Capital Market, including, in the case of all of the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the board of directors considered the relationships that each director has with our company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

Audit Committee.  Our audit committee is comprised of John Hamilton, Robert Coughlin and Craig Gibbs. Our board of directors has determined that John Hamilton is an audit committee financial expert, as defined by the rules of the SEC, and satisfies the financial sophistication requirements of applicable rules of The Nasdaq Capital Market. Mr. Hamilton is the chair of the audit committee.

Our audit committee is authorized to, among other things:

•                  monitor our financial reporting process and internal control system and complaints or concerns relating thereto;

•                  recommend, for shareholder approval, the independent auditor to examine our accounts, controls and financial statements and select, evaluate and if necessary replace the independent auditor;

•                  consider and approve, if appropriate, major changes to our accounting principles and practices as suggested by the independent auditors or management;

•                  establish regular and separate systems of reporting to the committee by management and the independent auditors regarding any significant judgments made in management’s preparation of the financial statements and the view of each as to appropriateness of such judgments and additional items as required under the Sarbanes-Oxley Act including critical accounting policies;

•                  review with the independent auditors and financial accounting personnel, the adequacy and effectiveness of our accounting and financial controls;

•                  review the financial statements contained in the annual report and quarterly report to shareholders with management and the independent auditors;

•                  review with management any financial information, earnings press releases and earnings guidance filed with the SEC or disseminated to the public; and

•                  prepare the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Compensation Committee.  Our compensation committee is comprised of Robert Coughlin, Craig Gibbs and John Hamilton. Mr. Coughlin is the chair of the compensation committee.

Our compensation committee is authorized to:

•                  review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

•                  establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•                  administer our stock incentive plans; and

•                  prepare the report of the compensation committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Corporate Governance/Nominating Committee.  Our corporate governance/nominating committee is comprised of Craig Gibbs, Robert Coughlin and John Hamilton. Mr. Gibbs is the chair of the corporate governance/nominating committee.

Our nominating and governance committee is authorized to:

•                  identify and nominate members of the board of directors;

•                  develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and

•                  oversee the evaluation of our board of directors.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, www.aridispharma.com.  In addition, we post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our directors, executive officers and beneficial owners of more than 10% of our common stock did not become subject to such Section 16(a) reporting requirements until August 15, 2018. To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the year ended December 31, 2018, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner except that a Form 4 was filed late in December 2018 for stock options granted to each of Fred Kurland and Wolfgang Dummer.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2018 to our Chief Executive Officer, Executive Chairman and Senior Vice President, Clinical, who were our named executive officers as of December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Vu Truong, Ph.D.	2018	450,000	157,500	1,407,804	2,015,304
Chief Executive Officer and Chief Scientific Officer	2017	350,000	140,000	—	490,000
Eric Patzer, Ph.D.	2018	275,000	—	—	275,000
Executive Chairman	2017	275,000	—	519,573	794,573
Wolfgang Dummer, M.D., Ph.D(2)	2018	325,000	30,000	829,219	1,184,219
Chief Medical Officer	2017	—	—	—	—

(1)                                 Based upon the aggregate grant date fair value calculated in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification. Our policy and assumptions made in the valuation of share-based payments are contained in Note 9 to our December 31, 2018 consolidated financial statements.

(2)                                 Dr. Drummer’s employment started on March 1, 2018.

Employment Agreements

We do not have formal employment agreements with any of our named executive officers. We have entered into offer letter agreements and confidentiality and invention assignment agreements with each of our named executive officers. Each named executive officer’s employment is at will, and none of the offer letters provide for a specific term or severance on a termination or change of control. Under the terms of our standard confidential information and invention assignment agreement, each executive has agreed (i) not to solicit our employees or consultants during his employment and for a period of one year after the termination of his employment, (ii) to protect our confidential and proprietary information, and (iii) to assign to us related intellectual property developed during the course of his employment. Each named executive officer is also eligible to participate in our standard employee benefit plans.

Vu Truong, Ph.D.

We entered into an offer letter agreement and confidential information and invention assignment agreement with Dr. Truong, our Chief Executive Officer and Chief Scientific Officer, on October 1, 2005. In 2017, we paid Dr. Truong an annual base salary of $350,000 for the fiscal year ended December 31, 2017 and a 40% bonus which was paid in 2018. In 2018, we paid Dr. Truong an annual base salary of $450,000 for the fiscal year ended December 31, 2018 and a 45% bonus which was paid in 2019.

Eric Patzer, Ph.D.

We entered into an offer letter agreement and confidential information and invention assignment agreement with Dr. Patzer, our Executive Chairman, on October 15, 2005. During the years ended December 31, 2017 and 2018, we paid Dr. Patzer an annual base salary of $275,000.

Wolfgang Dummer, M.D., Ph.D.

We entered into an offer letter agreement and confidential information and invention assignment agreement with Dr. Dummer, our Chief Medical Officer, on February 5, 2018. As part of his agreement, he was paid an annual salary of $390,000 and was paid a sign-on cash bonus of $30,000.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers as of December 31, 2018 regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2018. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2018. All equity awards included below were granted from our 2014 Plan unless otherwise noted below.

	Option Awards
	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Dr. Vu Truong	77,908	—	2.89	3/6/2025	(1)
	17,530	5,843	12.96	12/4/2025	(2)
	77,908	—	13.16	10/20/2026	(3)
	29,215	87,646	17.01	1/26/2028	(4)
Dr. Eric Patzer	77,908		17.01	10/20/2026	(5)
	11,362	27,592	9.63	9/22/2027	(6)
Dr. Wolfgang Dummer	11,686	44,408	17.20	3/29/2028	(7)
	—	25,000	8.50	12/5/2028	(8)

(1)                                 Grant date of March 6, 2015, vesting start date was January 1, 2015 and vested monthly over 48 months, beginning on the vesting start date.

(2)                                 Grant date of December 4, 2015, vesting monthly in equal installments over 48 months, beginning on the grant date.

(3)                                 Grant date of October 20, 2016, vesting monthly in equal installments over six months, beginning on September 1, 2016.

(4)                                 Grant date of January 26, 2018, vesting monthly in equal installments over 48 months, beginning on December 5, 2017.

(5)                                 Grant date of October 20, 2016, vesting start date was September 1, 2016 and vested monthly over six months.

(6)                                 Grant date of September 22, 2017, vesting monthly in equal installments over 48 months, beginning on grant date.

(7)                                 Grant date March 29, 2018, vesting monthly in equal installments over 48 months, beginning on March 1, 2018.

(8)                                 Grant date of December 5, 2018, vesting in equal installments over 48 months, beginning on the grant date.

Director Compensation

Directors who are employees do not receive any fees or other non-equity compensation for their service on our board of directors. Our board of directors has granted equity awards from time to time to our non-employee directors as compensation for their service as directors. We also reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board of directors and committee meetings. None of our non-employee directors received cash compensation in 2018.

Director Compensation Table

The following table sets forth information for the year ended December 31, 2018 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Option Awards ($)(1)	Total ($)
Isaac Blech	—	—
Robert K. Coughlin	117,482	117,482
Craig Gibbs, Ph.D.	117,482	117,482
John Hamiltion	117,482	117,482
Robert R. Ruffolo, Ph.D.	—	—
Shawn Lu	—	—

(1) The amounts reported in the option awards column represent the grant date fair value of the stock options granted to our non-employee directors during 2018 as computed in accordance with ASC 718. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the options. Our named executive officers will only realize compensation at exercise to the extent the trading price of our common stock is greater than the exercise price of such stock options.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2019 and as adjusted to reflect the sale of our common stock offered by this prospectus, by:

• our named executive officers;

• each of our directors;

• all of our current directors and executive officers as a group; and

• each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2019, pursuant to the exercise of convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 8,107,290 shares of common stock as of April 15, 2019.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Aridis Pharmaceuticals, Inc., 5941 Optical Ct. #200, San Jose, California 95138.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Dr. Eric Patzer(1)	811,136	9.89%
Dr. Vu Truong(2)	952,443	11.44%
Robert K. Coughlin(3)	13,134	0.16%
Fred Kurland(3)	24,700	0.30%
Craig Gibbs(3)	10,908	0.13%
John Hamilton(3)	11,191	0.14%
Robert Ruffolo(3)	7,791	0.10%
Wolfgang Dummer(3)	21,823	0.27%
Isaac Blech	—	0.0%
Shawn Lu	—	0.0%
All directors and officers as a group (10 persons)(4)	1,853,126	22.43%
Five Percent Stockholders
Hepalink USA, Inc.(5)	1,087,476	13.08%
Healthcare Industry (Cayman) A Co., Limited(6)	653,105	8.06%

(1) Includes 93,328 stock options which are currently exercisable or exercisable within 60 days of April 15, 2019.

(2) Includes 220,090 stock options which are currently exercisable or exercisable within 60 days of April 15, 2019.

(3) Consists of stock options which are currently exercisable or exercisable within 60 days of April 15, 2019.

(4) Includes 402,965 stock options and common stock warrants which are currently exercisable or exercisable within 60 days of April 15, 2019.

(5) Includes 209,020 shares of common stock underlying warrants to purchase common stock, which are currently exercisable or exercisable within 60 days of April 15, 2019.  Li Li has voting and dispositive power over such securities. Shawn Lu, our director, is the Executive Director and Chief Financial Officer of Hepalink USA, Inc. Hepalink USA, Inc.’s address is Drake Oak Brook Plaza Suite 205, 2215 York Road Oak Brook, IL.

(6) Includes 57,709 shares of common stock underlying warrants to purchase common stock, which are currently exercisable or exercisable within 60 days of April 15, 2019.  Healthcare Industry (Cayman) A Co. Limited is beneficially owned and controlled by Shanghai Healthcare Industry Investment Fund L.P. Sun Feng is Chairman and President of Shanghai Healthcare Industry Investment Fund L.P. Healthcare Industry (Cayman) A. Co. Limited’s address is c/o Shanghai Healthcare Industry Investment Fund, 18F Building A, 100 Zunyi Road 200336, Shanghai, China.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

There are no transactions or series of similar transactions, since January 1, 2017 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of our average total assets at year end for the last two completed fiscal years, and in which any of our director, executive officer, holder of more than 5% of our capital stock, promotor or certain control person or any member of their immediate family had or will have a direct or indirect material interest except for the following:

We entered into a Joint Venture Contract, as amended, effective August 6, 2018, or the JV Agreement, with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a People’s Republic of China company, or Hepalink, a related party and significant shareholder in the Company, pursuant to which we formed a Joint Venture company named Shenzen Arimab BioPharmaceuticals Co., Ltd., or SABC, a People’s Republic of China Company, to develop, manufacture, import and distribute AR-101, AR-301 and AR-105 in China, Hong Kong, Macau and Taiwan, collectively, referred to as the Territory. The Joint Venture received regulatory approval in China and SABC was formed on July 2, 2018.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 by Mayer Hoffman McCann P.C.

	2018	2017
Audit Fees	$463,957	$145,181
Audit Related Fees	$—	$—
Tax Fees	$—	$—
Other Fees	$—	$—
Totals	$463,957	$145,181

Audit Fees

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual consolidated financial statements, review of our interim consolidated financial statements, comfort letter and consent work performed by Mayer Hoffman McCann P.C.

Audit-Related Fees

Audit-related fees represent professional services rendered or expected to be rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance.

Audit Committee’s Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(3)         Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)

3.2

Amended and Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Amendment No. 1 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 6, 2018 and incorporated herein by reference)

3.3

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)

3.4	Bylaws of the Registrant (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
3.5

Certificate of Correction to Amended and Restated Certificate of Incorporation (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)

10.1@

Aridis Pharmaceuticals, Inc. 2014 Equity Incentive Plan (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.2#

Exclusive and Non-Exclusive Patent License Agreement between the Registrant and the Public Health Service, dated July 11, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.3#

License and Option Agreement by and between the Registrant and Brigham Young University, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.4#

License Agreement by and between the Registrant and The University of Iowa Research Foundation, dated October 22, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.5#

First Amendment to License Agreement, by and between the Registrant and The University of Iowa Research Foundation, dated January 10, 2017 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.6#

Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated November 16, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.7#

First Amendment to Exclusive Patent License Agreement, by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 18, 2016 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.8#

Asset Purchase Agreement between the Registrant and Kenta Biotech Ltd., dated May 10, 2013 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.9#

Formulation Development Agreement between the Registrant and PATH Vaccine Solutions, dated June 1, 2007. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.10#

Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., dated December 30, 2017. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.11#

Co-exclusive License Agreement between The University of Chicago and the Registrant, dated June 13, 2017. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.12#

License Agreement by and between the Registrant and Emergent Product Development Gaithersburg, Inc., dated January 6, 2010. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.13

Joint Venture Contract in respect of Shenzen Arimab BioPharmaceutical Co., Ltd., by and between Shenzen Hepalink Pharmaceutical Group Co. and the Registrant, dated February 11, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.14

Technology License and Collaboration Agreement, by and between Shenzen Arimab BioPharmaceutical Co., Ltd. and the Registrant, dated July 2, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.15

License and Option Agreement, by and between Brigham Young University and the Registrant, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.16

Amendment to the Joint Venture Contract in respect of Shenzen Arimab BioPharmaceutical Co., Ltd., by and between Shenzen Hepalink Pharmaceutical Group Co. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.17

Amended and Restated Technology License and Collaboration Agreement, by and between Shenzen Arimab BioPharmaceutical Co., Ltd. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.18+

Amendment No. 1 to the Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., effective November 26, 2018 (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)
24.1	Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018)

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018)

101.INS	XBRL Instance Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.SCH	XBRL Taxonomy Extension Schema Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

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

Aridis Pharmaceuticals, Inc.

Dated: April 18, 2019	By:
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

	Signature	Title	Date

	*	Executive Chairman and Director	April 18, 2019
Eric Patzer

	/s/ Vu Truong	Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	April 18, 2019
Vu Truong

	/s/ Fred Kurland	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 18, 2019
Fred Kurland

	*	Director	April 18, 2019
Robert K. Coughlin

	*	Director	April 18, 2019
Craig Gibbs

	*	Director	April 18, 2019
John Hamilton

	*	Director	April 18, 2019
Shawn Lu

	*	Director	April 18, 2019
Isaac Blech

	*	Director	April 18, 2019
Robert R. Ruffolo

* By:	/s/ Vu Truong
Vu Truong, Attorney-in-Fact