Form 10-Q
period 2019-03-31
Aridis Pharmaceuticals, Inc.
filed 2019-05-14
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38630

Aridis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2641188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5941 Optical Ct.
San Jose, California	95138
(Address of principal executive offices)	(Zip Code)

(408) 385-1742

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	ARDS	The Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☒

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at May 10, 2019 was 8,107,290.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Interim Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Controls and Procedures	29
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 6.	Exhibits	32
Signatures		33

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,311	$24,237
Accounts receivable	—	1,660
Other receivables	2,142	438
Prepaid expenses & other current assets	2,058	2,012
Total current assets	20,511	28,347
Property and equipment, net	1,190	1,271
Intangible assets, net	36	38
Equity method investment	518	960
Other assets	995	995
Total assets	$23,250	$31,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,716	$2,331
Accrued liabilities	1,825	2,944
Deferred revenue	—	22
Total current liabilities	4,541	5,297
Total liabilities	4,541	5,297
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A convertible preferred stock (par value $0.0001; 60,000,000 shares authorized; zero issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	—	—
Common stock (par value, $0.0001; shares authorized: 100,000,000; shares issued and outstanding: 8,107,290 and 8,104,757, as of March 31, 2019 and December 31, 2018, respectively)	1	1
Additional paid-in capital	97,859	97,401
Accumulated deficit	(79,151)	(71,088)
Total stockholders’ equity	18,709	26,314
Total liabilities and stockholders’ equity	$23,250	$31,611

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,022	$322
Operating expenses:
Research and development	7,118	6,626
General and administrative	1,641	1,066
Total operating expenses	8,759	7,692
Loss from operations	(7,737)	(7,370)
Other income (expense):
Interest and other income, net	116	74
Change in fair value of warrant liability	—	(38)
Equity in net loss from equity method investment	(442)	—
Net loss	$(8,063)	$(7,334)
Preferred dividends	$—	$(817)
Net loss available to common stockholders	$(8,063)	$(8,151)
Weighted-average shares outstanding used in computing net loss available to common stockholders:
Basic	8,105,636	166,373
Diluted	8,105,636	166,373
Net loss per common share:
Basic	$(0.99)	$(44.08)
Diluted	$(0.99)	$(44.08)
Preferred dividends:
Basic	$—	$(4.91)
Diluted	$—	$(4.91)
Net loss per share available to common stockholders:
Basic	$(0.99)	$(48.99)
Diluted	$(0.99)	$(48.99)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and

Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2019 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	$26,314
Exercise of stock options	—	—	2,533	—	8	—	8
Stock-based compensation	—	—	—	—	450	—	450
Net Loss	—	—	—	—	—	(8,063)	(8,063)
Balance at March 31, 2019	—	$—	8,107,290	$1	$97,859	$(79,151)	$18,709

	Three Months Ended March 31, 2018 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	36,196,193	$74,202	166,373	$—	$(15,140)	$(47,626)	$(62,766)
Series A convertible preferred stock dividends accrued	—	—	—	—	—	(817)	(817)
Stock-based compensation	—	—	—	—	503	—	503
Net Loss	—	—	—	—	—	(7,334)	(7,334)
Balance at March 31, 2018	36,196,193	$74,202	166,373	$—	$(14,637)	$(55,777)	$(70,414)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(8,063)	$(7,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	51
Stock-based compensation expense	450	503
Equity in net loss from equity method investment	442	—
Change in fair value of preferred stock warrants	—	38
Changes in assets and liabilities:
Accounts receivable	1,660	—
Other receivables	(1,703)	—
Prepaid expenses and other current assets	(47)	(296)
Deferred revenue	(22)	678
Accounts payable, accrued liabilities and other	(612)	1,923
Net cash used in operating activities	(7,814)	(4,437)
Cash flows from investing activities
Purchase of property and equipment	(120)	(272)
Net cash used in investing activities	(120)	(272)
Cash flows from financing activities
Proceeds from stock option exercises	8	—
Net cash provided by financing activities	8	—
Net decrease in cash and cash equivalents	(7,926)	(4,709)
Cash and cash equivalents at
Beginning of period	24,237	25,096
End of period	$16,311	$20,387
Supplemental cash flow information
Cash paid for taxes	$2	$—
Non-cash investing and financing activities
Preferred stock dividends accrued	$—	$817

See accompanying notes to the unaudited condensed consolidated financial statements.

Aridis Pharmaceuticals. Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Organization

Aridis Pharmaceuticals, Inc. (the “Company” or “we” or “our”) was established as a California limited liability corporation in 2003. The Company converted to a Delaware C corporation on May 21, 2014. Our principal place of business is in San Jose, California. We are a late-stage biopharmaceutical company focused on developing new breakthrough therapies for infectious diseases and addressing the growing problem of antibiotic resistance. The Company has a deep, diversified portfolio of clinical and pre-clinical stage anti-infective product candidates that are complimented by a fully human monoclonal antibody discovery platform technology. Two of the Company’s clinical candidates are at pivotal trial stage. The Company’s suite of anti-infective monoclonal antibodies offers opportunities to profoundly alter the current trajectory of increasing antibiotic resistance and improve the health outcome of many of the most serious life-threatening infections particularly in hospital settings.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year contained in the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2019.

The condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, Inc. and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. The Company has suffered recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2019 and the year ended December 31, 2018. At March 31, 2019, the Company had working capital of $16.0 million and an accumulated deficit of $79.2 million. The Company expects to incur additional operating losses in the foreseeable future as the Company continues its product development programs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to fund its losses from operations and capital funding needs through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. The Company may be unable to secure additional financing or other sources of funding on acceptable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. Our expenses and resulting cash burn during the three months ended March 31, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia caused by the Staphylococus aureus bacteria and the Phase  1 / 2 study of AR 501 for the treatment of chronic lung infections associated with cystic fibrosis.  These studies’ start up phases, which contain a disproportionately high percentage of total study expenses, have been largely completed. We believe that our existing cash and cash equivalents will provide sufficient funds to enable us to meet our obligations into the first quarter of 2020.

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, revenue recognition, allowance for doubtful accounts, long-lived assets, income taxes, assumptions used in the Black-Scholes-Merton (“BSM”) model to calculate the fair value of stock-based compensation, Monte Carlo Simulation (“MSM”) model to calculate the fair value of warrants, deferred tax asset valuation allowances, valuation of the Company’s common and convertible preferred stock, fair value assumptions used in the valuation of warrants, preclinical study and clinical trial accruals and various accrued liabilities. Actual results could differ from those estimates.

Concentration of Risk

The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits.

For the three months ended March 31, 2019 and 2018, one customer accounted for 100% of total revenue. As of March 31, 2019, there were no accounts receivable. As of December 31, 2018, two customers accounted for 60% and 40% of total accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2019, and December 31, 2018, there were no allowances for doubtful accounts.

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

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2019 and December 31, 2018.

Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (“ASC 605”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing and development agreements which are within the scope of ASC 606, under which it may collaborate with third parties to research, develop, manufacture and commercialize its product candidates. The terms of these arrangements may include payment to the Company of one or more of the following: nonrefundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

As part of the accounting for customer arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below.

The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.  The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue.  Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the consolidated balance sheet.

The Company only has one contract within the scope of ASC 606, the Development Program Letter Agreement (the “CFF Agreement”) with Cystic Fibrosis Foundation (CFF or CF Foundation). Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the company as certain milestones defined in the agreement are met. The Company has determined that there is one performance obligation under the CFF Agreement. Hence, all of the estimated transaction price is allocated to this combined performance obligation and is recognized as revenue by measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement.

For the three months ended March 31, 2019 and 2018, all grant revenue totaling approximately $1,022,000 and $322,000, respectively, was derived from our award agreement with the CF Foundation.

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Costs for Collaborative Arrangements

Costs incurred under collaborative arrangements include personnel costs, laboratory supplies, and fees paid to third parties. These amounts are included in research and development in the accompanying consolidated statement of operations. For the three months ended March 31, 2019 and 2018, the Company incurred expenses of $0 and $157,000, respectively.

Research and Development

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

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or when the services are performed.

Stock-Based Compensation

Effective January 1, 2019, the Company early adopted ASU 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”.  The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. The Company recognizes stock-based compensation cost on a straight-line basis over the requisite service period for the award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. The Company estimates forfeitures based on an analysis of historical employee turnover and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. The Company will revise the forfeiture estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact stock-based compensation cost in the period in which the change in estimate occurs.

The BSM option pricing model incorporates various highly sensitive assumptions, including the fair value of our common stock, expected volatility, expected term and risk-free interest rates. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14 (“SAB Topic 14”). This decision was based on the lack of relevant historical data due to our limited historical experience. In addition, due to our limited historical data, the estimated volatility also reflects the application of SAB Topic 14, incorporating the historical volatility of comparable companies whose stock prices are publicly available. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as we have never declared or paid dividends and have no plans to do so in the foreseeable future.

Prior to the completion of the Company’s initial public offering of common stock on August 16, 2018, due to the absence of a public market trading for the Company’s common stock, it was necessary to estimate the fair value of the common stock underlying the Company’s stock-based awards when performing fair value calculations.

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  For the three months ended March 31, 2019 and 2018, we recognized income tax expense of $2,000 and $0, respectively.

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Convertible preferred stock	—	5,639,885
Stock options to purchase common stock	1,239,835	742,124
Preferred stock warrants	—	1,359,525
Common stock warrants	1,966,930	607,295
	3,206,765	8,348,829

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

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC 605 and creates a new topic, ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method).

The Company only has one contract, the CFF Agreement, within the scope of ASC 606. The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial. The total impact to revenue for the three months ended March 31, 2019 as a result of the adoption of ASC 606 was a $1.0 million increase in revenue. Total revenue recorded in the three months ended March 31, 2019 under ASC 606 was $1.0 million as compared to $22,000 that would have been recorded under ASC 605. As of March 31, 2019, the Company recorded $1.0 million as unbilled accounts receivable under ASC 606 which is included in other receivables on the condensed consolidated balance sheet.

The most significant changes under ASC 606 relate to the Company’s determination of transaction price at inception and each reporting period, the revenue recognition pattern under step (v) above for the CFF Agreement as well as treatment of variable consideration in the form of milestone payments. Under ASC 605, the Company recognized revenue under the milestone method up to the limit of the prior approval funding amounts, and when the Company determined that it had earned the right to receive the recognized portion according to the terms of the grant awarded. Upfront payment of $200,000 was recognized straight-line over the term of the contract as the Company believed the upfront fee related to services performed throughout the contract period and the upfront fee did not represent a substantive milestone within the agreement. Under ASC 606, the Company is recognizing the revenue allocated to the one performance obligation measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For public entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-07 is effective for the Company for the year ending on December 31, 2020, and all interim periods within. Early adoption is permitted. The Company early adopted this standard on January 1, 2019.  The adoption of this standard did not have a material effect on our consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842)—Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, FASB issued ASU 2019-01, Codification improvements, which provides clarification on implementation issued associated with adopting ASU 2016-02. ASU 2019-01 enhances the guidance in ASC 842 surrounding the fair value of underlying assets for lessors, presentation of sales-type and direct financing leases on the statement of cash flows, and transition guidance surrounding accounting changes and error corrections. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result of Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2020, and all interim periods within. Early adoption is permitted. While the Company continues to review its current accounting policies and practices to identify potential differences that would result from applying the new guidance, the Company expects that its non-cancellable operating lease commitments with a term of more than twelve months will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets upon adoption. The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.

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

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

There were no fair value measurements as of March 31, 2019.

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Deferred charge related to stock options	$455	$—	$455	$—
Totals	$455	$—	$455	$—
Liabilities:
Stock option liability	$455	$—	$455	$—
Totals	$455	$—	$455	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Lab equipment	$1,737	$1,737
Computer equipment and software	25	25
	1,762	1,762
Less: Accumulated depreciation	(572)	(491)
	$1,190	$1,271

Depreciation expense was approximately $81,000 and $50,000 for the three months ended March 31, 2019 and 2018, respectively.

Intangible Assets, net

Intangible assets, net consist of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(45)	(43)
	$36	$38

Amortization expense was approximately $2,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively.

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Research and development services	$1,573	$2,179
Payroll related expenses	144	455
Professional services	108	254
Equity method investment contribution	—	56
	$1,825	$2,944

5. Equity Method Investment

On February 11, 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with Shenzen Hepalink Pharmaceutical Group Co., Ltd., a related party, principal shareholder of the Company, and a Chinese entity (“Hepalink”), for developing and commercializing products for infectious diseases. Under the terms of the JV Agreement, the Company is obligated to contribute $1 million and the license of its technology relating to the Company’s AR-101 and AR-301 product candidates for use in the joint venture entity (the “JV Entity”) in the territories of the Republic of China, Hong Kong, Macau and Taiwan (the “Territory”) and initially owns 49% of the JV Entity. On July 2, 2018, the JV Entity received final approval from the government of the Peoples Republic of China.

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

The Company evaluated the accounting for the JV Agreement entered into noting that it did not meet the accounting definition of a joint venture and instead meets the definition of a variable interest entity. The Company concluded that it is not the primary beneficiary of the JV Entity and therefore is not required to consolidate the entity. This conclusion was based on the fact that the equity-at-risk is insufficient to support operations without additional investment and that the Company does not hold decision-making power over activities that significantly impact the JV Entity’s operations. The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1 million which represents the Company’s contribution into the JV Entity which as of September 30, 2018, was not paid and is included in accrued liabilities. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. For the three months ended March 31, 2019 and 2018, the Company recognized $442,000 and $0 losses from the operations of the JV Entity, respectively. As of March 31, 2019 and December 31, 2018, the Company’s equity method investment in the JV Entity was $518,000 and $960,000, respectively.

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

The fair value of the warrants was determined using a Monte Carlo simulation method which calculates the estimated value based on running numerous simulations and analyzing the various outcomes. The total fair value of award was approximately $661,000 and is being amortized over the five-year vesting period. For each of the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of approximately $33,000 related to these warrants.

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

8. Common Stock

As of March 31, 2019 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,966,930
Shares reserved for exercise of outstanding options to purchase common stock	1,239,835
Shares reserved for issuance of future options	346,810
3,553,575

As of December 31, 2018, the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,966,930
Shares reserved for exercise of outstanding options to purchase common stock	825,205
Shares reserved for issuance of future options	—
2,792,135

9. Stock-Based Compensation

In May 2014, the Company adopted, and the shareholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, 233,722 shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants, under terms and provisions established by the Board of Directors. Under the terms of the 2014 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options may not be less than 110% of fair market value. The terms of options granted under the 2014 Plan may not exceed ten years.

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

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair value of the options granted during the three months ended March 31, 2019 and 2018 were estimated using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.25	6.25
Expected volatility	78% - 82%	79%
Risk-free interest-rate	2.47% - 2.53%	2.22% - 2.62%
Dividend yield	0%	0%

Stock option activity for the three months ended March 31, 2019 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance — December 31, 2018	—	825,205	$12.15
Additional shares reserved	763,973	—	$—
Options exercised	—	(2,533)	$2.89
Options granted	(426,792)	426,792	$8.92
Options cancelled	9,629	(9,629)	$12.86
Balance — March 31, 2019	346,810	1,239,835	$11.05

The Company recognized stock compensation as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Research and development	$173	$141
General and administrative	244	330
	$417	$471

As of March 31, 2019, the Company had unrecognized stock-based compensation of approximately $5.6 million. As of March 31, 2019, the intrinsic value of all vested and outstanding options was approximately $1.3 million and $2.5 million, respectively.

10. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days’ notice. The Company recognizes rent expense as incurred. For the three months ended March 31, 2019 and 2018, the Company incurred expenses of $81,000 and $77,000, respectively.

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

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. As of March 31, 2019 and December 31, 2018, there were no pending legal proceedings.

Grant Income

The Company receives various grants that are subject to an audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

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

11. Related Parties

On February 11, 2018, the Company entered into a JV Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105.  As of March 31, 2019 and December 31, 2018, the Company recorded approximately $1,063,000 and $360,000, respectively, in other receivables on the condensed consolidated balance sheet for amounts owed to the Company by the JV Entity under this arrangement. The Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on March 28, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

All dollar amounts in this discussion and analysis are to the nearest thousand unless otherwise noted.

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platform called MabIgX. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Two of our product candidates have exhibited promising preclinical data and clinical data are available from two completed studies. Our lead product candidate, AR-301, targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus , or S. aureus,  a common pathogen associated with HAP and VAP. We initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP.

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

We have incurred losses in most years since our inception. Our net losses were approximately $8.1 million for the three months ended March 31, 2019 and $22.1 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of approximately $79.2 million. As of March 31, 2019, we had $16.3 million of cash and cash equivalents.  Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

On August 16, 2018, we completed an initial public offering or “IPO” of our common stock, in which we sold and issued 2,000,000 shares, plus 192,824 shares subsequently sold pursuant to the partial exercise by the underwriters of their over-allotment option, at an issuance price of $13.00 per share, less underwriting discounts and commissions. As a result of the IPO and the exercise of the underwriters’ over-allotment option, we received total net proceeds of approximately $25.1 million, net of underwriting and other offering expenses. Our expenses and resulting cash burn during the 3 months ended March 31, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia caused by the Staphylococus aureus bacteria and the Phase  1 / 2 study of AR 501 for the treatment of chronic lung infections associated with cystic fibrosis.  These studies’ start up phases, which contain a disproportionately high percentage of total study expenses, have been largely completed. We believe that our existing cash and cash equivalents will provide sufficient funds to enable us to meet our obligations into the first quarter of 2020.

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

Revenue

Our sources of revenue are grants and contract services provided to third party entities related to research and development activities under specific agreements with such granting authorities and third parties. As there is a contractually agreed upon price, and collectability from the granting authorities or other entities is reasonably assured, revenue for these services are earned according to the terms of the respective agreements, usually as progress is made throughout the term of the agreement or as certain material milestones are met. Primarily all our revenue to date has been derived from our previously held contracts with the National Institutes of Health, our collaboration agreement with GlaxoSmithKline Biologicals S.A., (GSK) and our continuing grant agreement with the Cystic Fibrosis Foundation (CF Foundation or CFF).

Under the Development Program Letter Agreement (the “CFF Agreement”) with CFF, entered into in December 2016, the Company recognized revenue of $1.0 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2019.  The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial. Under ASC 606, the Company is recognizing revenue over the expected research and development period using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement. As of March 31, 2019, we recorded $1.0 million as unbilled accounts receivable under ASC 606 which is included within other receivables on the condensed consolidated balance sheet. As of March 31, 2019, we had deferred revenue balance of $0, which was the same amount of deferred revenue that would have resulted under ASC 605, Revenue Recognition (“ASC 605”). For the foreseeable future, we expect substantially all of our revenue will be generated from our grant with CFF, and any other collaborations or agreements we may enter into.

We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations under the contract are satisfied.

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

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or when the services are performed.

From our inception through March 31, 2019, we have incurred approximately $76.8 million in research and development expenses.

	Three Months Ended March 31,		Period from April 24, 2003 (Inception) to March 31,
(In thousands, unaudited)	2019	2018	2019
AR-301	$2,725	$943	$22,877
AR-105	3,071	3,983	32,392
AR-501	1,052	1,428	10,967
Platform technology and other programs	270	272	10,550
Total	$7,118	$6,626	$76,786

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

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing and development agreements which are within the scope of ASC 606, under which it may collaborate with third parties to research, develop, manufacture and commercialize its product candidates. The terms of these arrangements may include payment to the Company of one or more of the following: nonrefundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

As part of the accounting for customer arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below.

The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.  The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue.  Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the consolidated balance sheet.

The Company only has one contract within the scope of ASC 606, the CFF Agreement with CFF. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the company as certain milestones defined in the agreement are met. The Company has determined that there is one performance obligation under the CFF Agreement. Hence, all of the estimated transaction price is allocated to this combined performance obligation and is recognized as revenue by measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement.

For the three months ended March 31, 2019 and 2018, all grant revenue totaling approximately $1,022,000 and $322,000, respectively, was derived from our award agreement with the CF Foundation.

Stock-Based Compensation

Effective January 1, 2019, the Company early adopted ASU 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”.  We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. We recognize stock-based compensation cost on a straight-line basis over the requisite service period for the award. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest. We estimate forfeitures based on an analysis of historical employee turnover and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. We will revise the forfeiture estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact stock-based compensation cost in the period in which the change in estimate occurs.

The BSM option pricing model incorporates various highly sensitive assumptions, including the fair value of our common stock, expected volatility, expected term and risk-free interest rates. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14 (“SAB Topic 14”). This decision was based on the lack of relevant historical data due to our limited historical experience. In addition, due to our limited historical data, the estimated volatility also reflects the application of SAB Topic 14, incorporating the historical volatility of comparable companies whose stock prices are publicly available. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as we have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  For the three months ended March 31, 2019 and 2018, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset.

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

Going Concern

We assess and determine our ability to continue as a going concern under the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our annual and interim financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting.

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the three months ended March 31, 2019 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Grant Revenue	$1,022	$322
Operating expenses:
Research and development	7,118	6,626
General and administrative	1,641	1,066
Total operating expenses	8,759	7,692
Loss from operations:	(7,737)	(7,370)
Interest and other income (expense), net	116	74
Change in fair value of warrant liability	—	(38)
Equity in net loss from equity method investment	(442)	—
Net loss	$(8,063)	$(7,334)

Grant Revenue.    Grant revenue increased by $700,000 from $322,000 for the three months ended March 31, 2018 to $1,022,000 for the three months ended March 31, 2019 due to the adoption of ASC 606 and the recognition of an additional milestone related to the grant award from the Cystic Fibrosis Foundation.

Research and Development Expenses.    Research and development expenses increased by approximately $492,000 from $6,626,000 for the three months ended March 31, 2018 to $7,118,000 for the three months ended March 31, 2019 due primarily to an increase in spending on clinical trial activities and drug manufacturing for our AR-301 program, partially offset by a decrease in spending on drug manufacturing for our AR-105 program and a decrease in spending on toxicology studies related to our AR-501 program.

General and Administrative Expenses.    General and administrative expenses increased by approximately $575,000 from $1,066,000 for the three months ended March 31, 2018 to $1,641,000 for the three months ended March 31, 2019 due primarily to an increase in directors and officers’ liabilities insurance expense, an increase in Delaware franchise taxes, an increase in personnel related expenses and an increase in professional service fees.

Interest and Other Income (Expense), net.    Interest and other income (expense), net increased by approximately $42,000 from $74,000 for the three months ended March 31, 2018 to $116,000 for the three months ended March 31, 2019 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability increased by approximately $38,000 from a loss of $38,000 for the three months ended March 31, 2018 to $0 for the three months ended March 31, 2019 due to our Series A convertible preferred stock being converted into common stock upon our IPO in August 2018.

Equity in Net Loss of Equity Method Investment.    Loss from equity method investment increased by $442,000 from $0 for the three months ended March 31, 2018 to a loss of $442,000 for the three months ended March 31, 2019, due to our share of loss from our minority interest calculated under the equity method during the first quarter of 2019.

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(7,814)	$(4,437)
Investing activities	(120)	(272)
Financing activities	8	—
Net decrease in cash and cash equivalents	$(7,926)	$(4,709)

Cash Flows from Operating Activities.    Net cash used in operating activities was approximately $7,814,000 for the three months ended March 31, 2019, which was primarily due to our net loss of approximately $8,063,000. The difference between our net loss and our net cash used in operating activities was due primarily to a decrease in accrued liabilities, an increase in our prepaid and other assets partially offset by a decrease in accounts receivable, a decrease in deferred revenue and an increase in accounts payable, and non-cash expenses resulting from stock-based compensation expense. Net cash used in operating activities was approximately $4,437,000 for the three months ended March 31, 2018, which was primarily due to our net loss of approximately $7,334,000.  The difference between our net loss and our net cash used in operating activities was due primarily to non-cash expenses and an increase in deferred revenue partially offset by an increase in prepaid expenses and other assets.

Cash Flows from Investing Activities.    Cash used in investing activities of $120,000 during the three months ended March 31, 2019 was due to the purchase of equipment, primarily for diagnostic use in clinical trials.  Net cash used in investing activities of $272,000 during the three months ended March 31, 2018 was due to the purchase of equipment, primarily for diagnostic use in our clinical trials.

Cash Flows from Financing Activities.    Net cash provided by financing activities of $8,000 during the three months ended March 31, 2019 was due to net proceeds received from stock option exercises.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our management concluded that we had a material weakness in our internal controls resulting from one individual having almost complete responsibility for the processing of financial information and from our finance department not having adequate staff to process in a timely manner complex, non-routine transactions. While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and we expect to hire additional senior accounting staff to complete the remediation by the end of 2019. We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that describes above.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2018.

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

Aridis Pharmaceuticals, Inc.

Dated: May 14, 2019	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2019	By:	/s/ Fred Kurland
Fred Kurland, Chief Financial Officer
(Principal Financial Officer)