Form 10-K/A
period 2018-12-31
Aridis Pharmaceuticals, Inc.
filed 2019-06-12
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark one)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 001-38630

Aridis Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-2641188 (I.R.S. Employer Identification No.)

5941 Optical Ct. San Jose, California (Address of principal executive offices)	95138 (Zip Code)

Registrant’s telephone number, including area code: (408) 385-1742

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	ARDS	Nasdaq Capital Market

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

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity

On March 26, 2019, the registrant had 8,107,920 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Aridis Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019 and Amendment No. 1 to Form 10-K/A was filed on April 19, 2019 (the “Form 10-K”). The purpose of this Amendment is to refile Exhibit 10.18, which was originally filed with the Form 10-K, in connection with the transition to the new requirements set forth in Item 601(b) of Regulation S-K permitting registrants to omit immaterial and competitively harmful confidential information from material contracts filed pursuant to Item 601(b)(10) without the need to submit a confidential treatment request to the SEC.  The Company has also withdrawn its confidential treatment request for Exhibit 10.18.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.18, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits 31.1 and 31.2 to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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

Aridis Pharmaceuticals, Inc. 2014 Equity Incentive Plan (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.2#

Exclusive and Non-Exclusive Patent License Agreement between the Registrant and the Public Health Service, dated July 11, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.3#

License and Option Agreement by and between the Registrant and Brigham Young University, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.4#

License Agreement by and between the Registrant and The University of Iowa Research Foundation, dated October 22, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.5#

First Amendment to License Agreement, by and between the Registrant and The University of Iowa Research Foundation, dated January 10, 2017 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.6#

Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated November 16, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.7#

First Amendment to Exclusive Patent License Agreement, by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 18, 2016 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.8#

Asset Purchase Agreement between the Registrant and Kenta Biotech Ltd., dated May 10, 2013 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.9#

Formulation Development Agreement between the Registrant and PATH Vaccine Solutions, dated June 1, 2007. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.10#

Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., dated December 30, 2016. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.11#

Co-exclusive License Agreement between The University of Chicago and the Registrant, dated June 13, 2017. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.12#

License Agreement by and between the Registrant and Emergent Product Development Gaithersburg, Inc., dated January 6, 2010. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.13

Joint Venture Contract in respect of Shenzen Arimab BioPharmaceutical Co., Ltd., by and between Shenzen Hepalink Pharmaceutical Group Co. and the Registrant, dated February 11, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.14

Technology License and Collaboration Agreement, by and between Shenzen Arimab BioPharmaceutical Co., Ltd. and the Registrant, dated July 2, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.15

License and Option Agreement, by and between Brigham Young University and the Registrant, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

10.16

Amendment to the Joint Venture Contract in respect of Shenzen Arimab BioPharmaceutical Co., Ltd., by and between Shenzen Hepalink Pharmaceutical Group Co. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.17

Amended and Restated Technology License and Collaboration Agreement, by and between Shenzen Arimab BioPharmaceutical Co., Ltd. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)

10.18**+	Amendment No. 1 to the Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., effective November 26, 2018
21.1	Subsidiaries of the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference)
24.1	Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.SCH	XBRL Taxonomy Extension Schema Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2018).

*	Filed previously
**	Filed herewith
@	Indicates a management contract or any compensatory plan, contract or arrangement
#	Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
+

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: June 12, 2019	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer, Chief Scientific Officer and Director
(Principal Executive Officer)

	By:	/s/ Fred Kurland
Fred Kurland
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	*	Executive Chairman and Director	June 12, 2019
Eric Patzer

	/s/ Vu Truong	Chief Executive Officer, Chief Scientific Officer and Director	June 12, 2019
	Vu Truong	(Principal Executive Officer)

	/s/ Fred Kurland	Chief Financial Officer (Principal Financial Officer and	June 12, 2019
	Fred Kurland	Principal Accounting Officer)

	*	Director	June 12, 2019
Robert K. Coughlin

	*	Director	June 12, 2019
Craig Gibbs

	*	Director	June 12, 2019
John Hamilton

	*	Director	June 12, 2019
Shawn Lu

	*	Director	June 12, 2019
Isaac Blech

	*	Director	June 12, 2019
Robert R. Ruffolo

* By:	/s/ Vu Truong
Vu Truong, Attorney-in-Fact