Form 10-Q
period 2019-06-30
Aridis Pharmaceuticals, Inc.
filed 2019-08-12
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at July 31, 2019 was 8,912,227.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,519	$24,237
Accounts receivable	1,000	1,660
Other receivables	1,448	438
Prepaid expenses and other current assets	2,390	2,012
Total current assets	13,357	28,347
Property and equipment, net	1,135	1,271
Intangible assets, net	35	38
Equity method investment	332	960
Other assets	1,015	995
Total assets	$15,874	$31,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,544	$2,331
Accrued liabilities	3,468	2,944
Deferred revenue	—	22
Total current liabilities	5,012	5,297
Total liabilities	5,012	5,297
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A convertible preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 8,107,290 and 8,104,757, as of June 30, 2019 and December 31, 2018, respectively)	1	1
Additional paid-in capital	98,395	97,401
Accumulated deficit	(87,534)	(71,088)
Total stockholders’ equity	10,862	26,314
Total liabilities and stockholders’ equity	$15,874	$31,611

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$—	$22	$1,022	$344
Operating expenses:
Research and development	6,653	3,885	13,771	10,511
General and administrative	1,613	687	3,254	1,753
Total operating expenses	8,266	4,572	17,025	12,264
Loss from operations	(8,266)	(4,550)	(16,003)	(11,920)
Other income (expense):
Interest and other income, net	69	68	185	142
Change in fair value of warrant liability	—	3,058	—	3,021
Equity in net loss from equity method investment	(186)	—	(628)	—
Net loss	$(8,383)	$(1,424)	$(16,446)	$(8,757)
Preferred dividends	$—	$(535)	$—	$(1,352)
Net loss available to common stockholders	$(8,383)	$(1,959)	$(16,446)	$(10,109)
Weighted-average shares outstanding used in computing net loss available to common stockholders:
Basic	8,107,290	166,373	8,106,484	166,373
Diluted	8,107,290	166,373	8,106,484	166,373
Net loss per common share:
Basic	$(1.03)	$(8.56)	$(2.03)	$(52.63)
Diluted	$(1.03)	$(8.56)	$(2.03)	$(52.63)
Preferred dividends:
Basic	$—	$(3.22)	$—	$(8.13)
Diluted	$—	$(3.22)	$—	$(8.13)
Net loss per share available to common stockholders:
Basic	$(1.03)	$(11.78)	$(2.03)	$(60.76)
Diluted	$(1.03)	$(11.78)	$(2.03)	$(60.76)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and

Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Three Months Ended June 30, 2019 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at March 31, 2019	—	$—	8,107,290	$1	$97,859	$(79,151)	$18,709
Stock-based compensation	—	—	—	—	536	—	536
Net loss	—	—	—	—	—	(8,383)	(8,383)
Balances as of June 30, 2019	—	$—	8,107,290	$1	$98,395	$(87,534)	$10,862

	Three Months Ended June 30, 2018 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances at March 31, 2018	36,196,193	$74,202	166,373	$—	$(14,637)	$(55,776)	$(70,413)
Series A convertible preferred stock dividends accrued	—	—	—	—	—	(535)	(535)
Stock-based compensation	—	—	—	—	352	—	352
Net loss	—	—	—	—	—	(1,424)	(1,424)
Balances as of June 30, 2018	36,196,193	$74,202	166,373	$—	$(14,285)	$(57,735)	$(72,020)

	Six Months Ended June 30, 2019 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	$26,314
Exercise of stock options	—	—	2,533	—	8	—	8
Stock-based compensation	—	—	—	—	986	—	986
Net loss	—	—	—	—	—	(16,446)	(16,446)
Balances as of June 30, 2019	—	$—	8,107,290	$1	$98,395	$(87,534)	$10,862

	Six Months Ended June 30, 2018 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2017	36,196,193	$74,202	166,373	$—	$(15,140)	$(47,626)	$(62,766)
Series A convertible preferred stock dividends accrued	—	—	—	—	—	(1,352)	(1,352)
Stock-based compensation	—	—	—	—	855	—	855
Net loss	—	—	—	—	—	(8,757)	(8,757)
Balances as of June 30, 2018	36,196,193	$74,202	166,373	$—	$(14,285)	$(57,735)	$(72,020)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(16,446)	$(8,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	124
Stock-based compensation expense	986	855
Equity in net loss from equity method investment	628	—
Change in fair value of preferred stock warrants	—	(3,021)
Changes in operating assets and liabilities:
Accounts receivable	660	—
Other receivables	(1,010)	—
Prepaid expenses and other current assets	(833)	(560)
Other assets	(20)	—
Accounts payable	(787)	(55)
Accrued liabilities	979	51
Deferred revenue	(22)	656
Net cash used in operating activities	(15,699)	(10,707)
Cash flows from investing activities:
Purchase of property and equipment	(27)	(919)
Net cash used in investing activities	(27)	(919)
Cash flows from financing activities:
Proceeds from stock option exercises	8	—
Net cash provided by financing activities	8	—
Net decrease in cash and cash equivalents	(15,718)	(11,626)
Cash and cash equivalents at:
Beginning of period	24,237	25,096
End of period	$8,519	$13,470
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$—
Supplemental noncash financing activities:
Preferred stock dividends accrued	$—	$1,352

See accompanying notes to the condensed consolidated financial statements (unaudited).

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements (unaudited) include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements (unaudited) have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements (unaudited) reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year contained in the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2019.

The condensed consolidated financial statements (unaudited) include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, Inc. and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

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

Going Concern

The accompanying condensed consolidated financial statements (unaudited) have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. The Company has suffered recurring losses from operations since inception and negative cash flows from operating activities during the six months ended June 30, 2019 and the year ended December 31, 2018. At June 30, 2019, the Company had cash and cash equivalents of $8.5 million, working capital of $8.3 million and an accumulated deficit of $87.5 million. In July 2019, the Company issued and sold 801,820 shares of restricted common stock at a price of approximately $12.47 per share and received total net proceeds of approximately $9.2 million (see Note 12). Management expects to incur additional operating losses in the foreseeable future as the Company continues its product development programs. The Company believes that its current available cash and cash equivalents, along with the additional cash raised from the sale of restricted common stock in July 2019, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its financial statement issuance date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to fund its losses from operations and capital funding needs through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. The Company may be unable to secure additional financing or other sources of funding on acceptable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. Our expenses and resulting cash burn during the six months ended June 30, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (VAP) caused by the Staphylococus aureus bacteria and the Phase 2 study of AR-105 for the treatment of VAP caused by the Pseudomonas aeruginosa bacteria.  The AR-301 study start up phase contains a disproportionately high percentage of total study expenses which have been largely completed.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements (unaudited) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, revenue recognition, allowance for doubtful accounts, long-lived assets, income taxes, assumptions used in the Black-Scholes-Merton (“BSM”) model to calculate the fair value of stock-based compensation, Monte Carlo Simulation (“MSM”) model to calculate the fair value of warrants, deferred tax asset valuation allowances, valuation of the Company’s common and convertible preferred stock, fair value assumptions used in the valuation of warrants, preclinical study and clinical trial accruals and various accrued liabilities. Actual results could differ from those estimates.

Concentration of Risk

The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits.

For the three and six months ended June 30, 2019 and 2018, one customer accounted for 100% of total revenue. This customer is located in the United States. As of  June 30, 2019, one customer accounted for 100% of accounts receivable. As of December 31, 2018, two customers accounted for 60% and 40% of total accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2019 and December 31, 2018, there were no allowances for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the condensed consolidated statement of operations in the period realized.

Intangible Assets

Intangible assets are recorded at cost and amortized over the estimated useful life of the asset. Intangible assets consist of licenses with various institutions whereby the Company has rights to use intangible property obtained from such institutions.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2019 and December 31, 2018.

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

The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.  The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue.  Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the condensed consolidated balance sheet.

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

For the three months ended June 30, 2019 and 2018, grant revenue totaled approximately $0 and $22,000, respectively, and for the six months ended June 30, 2019 and 2018, grant revenue totaled approximately $1.0 million and $344,000, respectively. All grant revenue was derived from our award agreement with the CF Foundation.

Costs for Collaborative Arrangements

Costs incurred under collaborative arrangements include personnel costs, laboratory supplies, and fees paid to third parties. These amounts are included in research and development in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2018, the Company incurred expenses of $161,000 and $318,000, respectively, related to its collaborative arrangement. The Company did not incur any expenses related to its collaborative arrangement during the three and six months ended June 30, 2019 due to the termination of the Company’s collaborative arrangement in 2018.

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

Stock-Based Compensation

Effective January 1, 2019, the Company early adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, which the Company determines using the BSM option pricing model, on a straight-line basis over the requisite service period for the award. The Company accounts for forfeitures as they occur.

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

Loss Per Share

Basic loss per common share is calculated by dividing net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. For diluted loss per share calculation purposes, the net loss available to commons shareholders is adjusted to add back any preferred stock dividends reflected in the condensed consolidated statement of operations for the respective periods.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
Convertible preferred stock	—	5,723,919
Stock options to purchase common stock	1,250,145	742,124
Preferred stock warrants	—	1,359,635
Common stock warrants	1,966,930	607,295
	3,217,075	8,432,973

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC 605 and creates a new topic, ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method).

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For public entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-07 is effective for the Company for the year ending on December 31, 2020, and all interim periods within. Early adoption is permitted. The Company early adopted this standard on January 1, 2019.  The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842)—Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, FASB issued ASU 2019-01, Codification improvements, which provides clarification on implementation issued associated with adopting ASU 2016-02. ASU 2019-01 enhances the guidance in ASC 842 surrounding the fair value of underlying assets for lessors, presentation of sales-type and direct financing leases on the statement of cash flows, and transition guidance surrounding accounting changes and error corrections. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As a result of Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2020, and all interim periods within. In July 2019, the FASB voted to issue proposals that would delay the effective date for adopting the leasing standard updates to Topic 842 for private companies, not-for-profit organizations, and smaller reporting companies. If the proposed adoption date deferral is passed, ASU 2016-02 would be effective for the Company for the year ended December 31, 2021, and all interim periods within, due to its option to defer the adoption of new accounting standards under the JOBS Act. Early adoption is permitted. While the Company continues to review its current accounting policies and practices to identify potential differences that would result from applying the new guidance, the Company expects that its non-cancellable operating lease commitments with a term of more than twelve months will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets upon adoption. The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.

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

There were no fair value measurements as of June 30, 2019.

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Deferred charge related to stock options	$455	$—	$455	$—
Totals	$455	$—	$455	$—
Liabilities:
Stock option liability	$455	$—	$455	$—
Totals	$455	$—	$455	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Lab equipment	$1,764	$1,737
Computer equipment and software	25	25
Total property and equipment	1,789	1,762
Less: Accumulated depreciation	(654)	(491)
Property and equipment, net	$1,135	$1,271

Depreciation expense was approximately $82,000 and $72,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $163,000 and $122,000 for the six months ended June 30, 2019 and 2018, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(46)	(43)
Intangible assets, net	$35	$38

Amortization expense was approximately $1,000 and $1,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $3,000 and $2,000 for the six months ended June 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Research and development services	$3,072	$2,179
Stock option liability	—	455
Payroll related expenses	199	254
Professional services	197	56
Accrued liabilities	$3,468	$2,944

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

On August 6, 2018, the Company entered into an amendment to the JV Agreement with Hepalink whereby the Company agreed to additionally contribute an exclusive, revocable, and royalty-free right and license to its AR-105 product candidate in the Territory. Pursuant to the JV Agreement and the amendment, Hepalink initially owns 51% of the JV Entity and is obligated to contribute the equivalent of $7.2 million to the JV Entity. Additionally, Hepalink is obligated to make an additional equity investment of $10.8 million or more at the time of the JV Entity’s first future financing.

The Company evaluated the accounting for the JV Agreement entered into noting that it did not meet the accounting definition of a joint venture and instead meets the definition of a variable interest entity. The Company concluded that it is not the primary beneficiary of the JV Entity and therefore is not required to consolidate the entity. This conclusion was based on the fact that the equity-at-risk is insufficient to support operations without additional investment and that the Company does not hold decision-making power over activities that significantly impact the JV Entity’s operations. The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. For the three and six months ended June 30, 2019, the Company recognized approximately $186,000 and $628,000 losses from the operations of the JV Entity, respectively. For the three and six months ended June 30, 2018, the Company did not recognize any losses from the operations of the JV Entity as the JV operations had not started until the third quarter of 2018.  As of June 30, 2019 and December 31, 2018, the Company’s equity method investment in the JV Entity was approximately $332,000 and $960,000, respectively.

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

The fair value of the warrants was determined using a Monte Carlo simulation method which calculates the estimated value based on running numerous simulations and analyzing the various outcomes. The total fair value of the award was approximately $661,000 and is being amortized over the five-year vesting period. For each of the three months ended June 30, 2019 and 2018 and for each of the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of approximately $33,000 and $66,000, respectively, related to these warrants.

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

8. Common Stock

As of June 30, 2019 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,966,930
Shares reserved for exercise of outstanding options to purchase common stock	1,250,145
Shares reserved for issuance of future options	336,500
Total	3,553,575

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

In addition, the 2014 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2014 Plan on the first day of each fiscal year beginning in fiscal year 2015. The annual increase in the number of shares shall be equal to the greater of:

•                  77,908 shares of our common stock; or

•                  Such number of shares that are equal to the number of shares sufficient to cause the option pool to equal 20% of the issued and outstanding common stock of the Company, provided, however, that if on any calculation date the number of shares equal to 20% of the total issued and outstanding shares of common stock is less than the number of shares of common stock available for issuance under the 2014 Plan, no change will be made to the aggregate number of shares of common stock issuable under the 2014 Plan for that year (such that the aggregate number of shares of common stock available for issuance under the 2014 Plan will never decrease).

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option by option basis. Options generally vest ratably over service periods of up to four years and expire ten years from the date of grant.

The fair value of the options granted during the periods presented were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	6.25	N/A	6.25	6.25
Expected volatility	95%	N/A	78% - 95%	78% - 79%
Risk-free interest-rate	2.06%	N/A	2.06% - 2.67%	2.22% - 2.62%
Dividend yield	0%	N/A	0%	0%

Stock option activity for the six months ended June 30, 2019 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2018	—	825,205	$12.15
Additional shares reserved	763,973	—	—
Options granted	(460,292)	460,292	8.78
Options exercised	—	(2,533)	2.89
Options cancelled	32,819	(32,819)	10.81
Balances at June 30, 2019	336,500	1,250,145	$10.54

The Company recognized stock compensation related to stock options as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$198	$139	$371	$280
General and administrative	305	179	549	509
Total	$503	$318	$920	$789

As of June 30, 2019, the Company had unrecognized stock-based compensation related to stock options of approximately $5.1 million. As of June 30, 2019, the intrinsic value of all vested options and outstanding options was approximately $1.3 million and $2.0 million, respectively.

10. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days’ notice. The Company recognizes rent expense as incurred. The Company recognized rent expense of $82,000 and $77,000 for the three months ended June 30, 2019 and 2018, respectively, and $163,000 and $155,000 for the six months ended June 30, 2019 and 2018, respectively.

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

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. As of June 30, 2019 and December 31, 2018, there were no pending legal proceedings.

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

11. Related Parties

On February 11, 2018, the Company entered into a JV Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105.  As of June 30, 2019 and December 31, 2018, the Company recorded approximately $1.3 million and $360,000, respectively, in other receivables on the condensed consolidated balance sheet for amounts owed to the Company by the JV Entity under this arrangement. The Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

12. Subsequent Events

In July 2019, the Company and Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, entered into an option agreement which grants SIBV the option to license multiple programs from the Company and access the Company’s MabIgX® platform technology for asset identification and selection (the “License Agreement”). As part of the option agreement, SIBV made an equity investment whereby the Company issued 801,820 shares of its restricted common stock to SIBV at a price of approximately $12.47 per share for total gross proceeds of $10 million, and after deducting commissions of approximately $0.8 million, the net proceeds were approximately $9.2 million. In addition, the Company received an upfront cash payment of $5 million upon execution of this option agreement and expects to receive an additional $10 million upon the completion of the License Agreement by August 31, 2019. The upfront payment of $5 million is refundable should the parties not complete the License Agreement by August 31, 2019.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on March 28, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

All dollar amounts in this discussion and analysis are to the nearest thousand unless otherwise noted.

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platform called MabIgX. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Two of our product candidates have exhibited promising preclinical data and clinical data are available from two completed studies. Our lead product candidate, AR-301, targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus , or S. aureus,  a common pathogen associated with HAP and VAP. We initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP, and expect to report top-line results in late 2020. The other lead product candidate, AR-105, targets gram-negative bacteria Pseudomonas aeruginosa , or P. aeruginosa, has been granted Fast-Track designation by the FDA. We completed the enrollment and dosing of the global Phase 2 trial for AR-105 in HAP and VAP and expect to report top-line results of the AR-105 Phase 2 trial in the third quarter of 2019.

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

We have incurred losses in most years since our inception. Our net losses were approximately $16.4 million for the six months ended June 30, 2019 and $22.1 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of approximately $87.5 million. As of June 30, 2019, we had $8.5 million of cash and cash equivalents.  Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

On August 16, 2018, we completed an initial public offering or “IPO” of our common stock, in which we sold and issued 2,000,000 shares, plus 192,824 shares subsequently sold pursuant to the partial exercise by the underwriters of their over-allotment option, at an issuance price of $13.00 per share, less underwriting discounts and commissions. As a result of the IPO and the exercise of the underwriters’ over-allotment option, we received total net proceeds of approximately $25.1 million, net of underwriting and other offering expenses. Our expenses and resulting cash burn during the six months ended June 30, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia caused by the Staphylococus aureus bacteria and the Phase  1 / 2 study of AR 501 for the treatment of chronic lung infections associated with cystic fibrosis.  These studies’ start up phases, which contain a disproportionately high percentage of total study expenses, have been largely completed.

In July 2019, we issued and sold 801,820 shares of restricted common stock to a new investor, Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, at a price of approximately $12.47 per share and received total gross proceeds of $10 million, and after deducting commissions of approximately $0.8 million, the net proceeds were approximately $9.2 million. In addition, the Company received an upfront cash payment of $5 million upon the execution of an option agreement with SIBV and expects to receive an additional $10 million upon the completion of a  license agreement with SIBV by August 31, 2019. The upfront payment of $5 million is refundable should the parties not complete the license agreement by August 31, 2019. However, until the full license agreement is completed, we believe that our current available cash and cash equivalents, along with the additional cash raised from the sale of restricted common stock in July 2019, will not be sufficient to fund our planned expenditures and meeting our obligations for at least the one-year period following our financial statements issuance date.

We have not yet achieved commercialization of our products and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, fees for services performed, issuances of convertible debt and the sale of our preferred stock. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

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

Under the Development Program Letter Agreement (the “CFF Agreement”) with CFF, entered into in December 2016, the Company recognized revenue of $0 and $22,000 million for the three months ended June 30, 2019 and 2018, respectively, and recognized $1.0 million and $344,000 for the six months ended June 30, 2019 and 2018, respectively. The Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2019.  The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial. Under ASC 606, the Company is recognizing revenue over the expected research and development period using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement. For the foreseeable future, we expect substantially all of our revenue will be generated from our grant with CFF, and any other collaborations or agreements we may enter into.

We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, revenue recognition, long lived assets, income taxes, assumptions used in the Black Scholes Merton (“BSM”) model to calculate the fair value of stock based compensation, Monte Carlo Simulation (“MSM”) model to calculate the fair value of warrants, deferred tax asset valuation allowances, valuation of the Company’s common and convertible preferred stock, fair value assumptions used in the valuation of warrants, preclinical study and clinical trial accruals and various accrued liabilities. Actual results could differ from those estimates.

Revenue Recognition

Effective January 1, 2019, we adopted ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determines those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We enter into licensing and development agreements which are within the scope of ASC 606, under which it may collaborate with third parties to research, develop, manufacture and commercialize its product candidates. The terms of these arrangements may include payment to us of one or more of the following: nonrefundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

As part of the accounting for customer arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below.

The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations.  We record any amounts received prior to satisfying the revenue recognition criteria as deferred revenue.  Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the condensed consolidated balance sheet.

We only have one contract within the scope of ASC 606, the CFF Agreement with CFF. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to us as certain milestones defined in the agreement are met. We have determined that there is one performance obligation under the CFF Agreement. Hence, all of the estimated transaction price is allocated to this combined performance obligation and is recognized as revenue by measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement.

Total grant revenue derived from our award agreement with the CF Foundation for the three months ended June 30, 2019 and 2018, was approximately $0 and $22,000, respectively, and for the six months ended June 30, 2019 and 2018, was approximately $1.0 million and $344,000, respectively.

Stock-Based Compensation

Effective January 1, 2019, we early adopted ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values, which we determine using the BSM option pricing model, on a straight-line basis over the requisite service period for the award. We account for forfeitures as they occur.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  For the three and six months ended June 30, 2019 and 2018, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for at least the one-year period following our financial statements issuance date, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change $
Grant revenue	$—	$22	$(22)
Operating expenses:
Research and development	6,653	3,885	2,768
General and administrative	1,613	687	926
Total operating expenses	8,266	4,572	3,694
Loss from operations	(8,266)	(4,550)	(3,716)
Other income (expense):
Interest and other income, net	69	68	1
Change in fair value of warrant liability	—	3,058	(3,058)
Equity in net loss from equity method investment	(186)	—	(186)
Net loss	$(8,383)	$(1,424)	$(6,959)

Grant Revenue.    Grant revenue decreased by $22,000 from $22,000 for the three months ended June 30, 2018 to $0 for the three months ended June 30, 2019 due to the Company not recognizing any revenue related to the grant award from the Cystic Fibrosis Foundation during the second quarter of 2019.

Research and Development Expenses.    Research and development expenses increased by approximately $2.8 million from $3.9 million for the three months ended June 30, 2018 to $6.7 million for the three months ended June 30, 2019 due primarily to an increase in spending on clinical trial activities and drug manufacturing for our AR-301 program, and an increase in spending on drug manufacturing for the Phase 3 study of our AR-105 program, partially offset by a decrease in spending on clinical trial activities for the Phase 2 study of our AR-105 program and a decrease in spending on toxicology studies related to our AR-501 program.

General and Administrative Expenses.    General and administrative expenses increased by approximately $926,000 from $687,000 for the three months ended June 30, 2018 to $1.6 million for the three months ended June 30, 2019 due primarily to an increase in professional service fees, an increase in personnel related expenses, including stock-based compensation, directors and officers’ liabilities insurance expense, and an increase in Delaware franchise taxes and patent related fees.

Interest and Other Income, Net.    Interest and other income, net increased by approximately $1,000 from $68,000 for the three months ended June 30, 2018 to $69,000 for the three months ended June 30, 2019 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability decreased by approximately $3.1 million from a gain of $3.1 million for the three months ended June 30, 2018 to $0 for the three months ended June 30, 2019 due to our Series A convertible preferred stock being converted into common stock upon our IPO in August 2018.

Equity in Net Loss of Equity Method Investment.    Loss from equity method investment increased by $186,000 from $0 for the three months ended June 30, 2018 to $186,000 for the three months ended June 30, 2019 due to our share of loss from our minority interest calculated under the equity method.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change $
Grant revenue	$1,022	$344	$678
Operating expenses:
Research and development	13,771	10,511	3,260
General and administrative	3,254	1,753	1,501
Total operating expenses	17,025	12,264	4,761
Loss from operations	(16,003)	(11,920)	(4,083)
Other income (expense):
Interest and other income, net	185	142	43
Change in fair value of warrant liability	—	3,021	(3,021)
Equity in net loss from equity method investment	(628)	—	(628)
Net loss	$(16,446)	$(8,757)	$(7,689)

Grant Revenue.    Grant revenue increased by $678,000 from $344,000 for the six months ended June 30, 2018 to $1 million for the six months ended June 30, 2019 due the recognition of revenue from the achievement of certain performance obligations and variable consideration related to the grant award from the Cystic Fibrosis Foundation.

Research and Development Expenses.    Research and development expenses increased by approximately $3.3 million from $10.5 million for the six months ended June 30, 2018 to $13.8 million for the six months ended June 30, 2019 due primarily to an increase in spending on clinical trial activities and drug manufacturing for our AR-301 program, partially offset by a decrease in spending on clinical trial activities and drug manufacturing for our AR-105 program and a decrease in spending on toxicology studies related to our AR-501 program.

General and Administrative Expenses.    General and administrative expenses increased by approximately $1.5 million from $1.8 million for the six months ended June 30, 2018 to $3.3 million for the six months ended June 30, 2019 due primarily to an increase in directors and officers’ liabilities insurance expense, an increase in personnel related expenses, an increase in professional service fees, and an increase in Delaware franchise taxes and patent related fees.

Interest and Other Income, Net.    Interest and other income, net increased by approximately $43,000 from $142,000 for the six months ended June 30, 2018 to $185,000 for the six months ended June 30, 2019 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability decreased by approximately $3.0 million from a gain of $3.0 million for the six months ended June 30, 2018 to $0 for the six months ended June 30, 2019 due to our Series A convertible preferred stock being converted into common stock upon our IPO in August 2018.

Equity in Net Loss of Equity Method Investment.    Loss from equity method investment increased by $628,000 from $0 for the six months ended June 30, 2018 to $628,000 for the six months ended June 30, 2019 due to our share of loss from our minority interest calculated under the equity method.

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

In July 2019, we issued and sold 801,820 shares of restricted common stock to SIBV at a price of approximately $12.47 per share and received total gross proceeds of $10 million, and after deducting commissions of approximately $0.8 million, the net proceeds were approximately $9.2 million. In addition, the Company received an upfront cash payment of $5 million upon the execution of an option agreement with SIBV and expects to receive an additional $10 million upon the completion of a  license agreement with SIBV by August 31, 2019. The upfront payment of $5 million is refundable should the parties not complete the license agreement by August 31, 2019. However, until the full license agreement is completed, we believe that our current available cash and cash equivalents, along with the additional cash raised from the sale of restricted common stock in July 2019, will not be sufficient to fund our planned expenditures and meeting our obligations for at least the one-year period following our financial statements issuance date.

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(15,699)	$(10,707)
Investing activities	(27)	(919)
Financing activities	8	—
Net decrease in cash and cash equivalents	$(15,718)	$(11,626)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $15.7 million for the six months ended June 30, 2019, which was primarily due to our net loss of approximately $16.4 million, an increase of approximately $1.0 million in other receivables, an increase of approximately $0.8 million in prepaid expenses, and a decrease of approximately $0.8 million in accounts payable. The cash used in operating activities was partially offset by a decrease of approximately $0.7 million in account receivable, an increase of approximately $1.0 million in accrued liabilities, and the non-cash charges of approximately $1.8 million related to stock-based compensation, depreciation and amortization and the net loss from our equity method investment.

Net cash used in operating activities was approximately $10.7 million for the six months ended June 30, 2018, which was primarily due to our net loss of approximately $8.8 million, the non-cash gain of approximately $3.0 million on the change in fair value of preferred stock warrants, and an increase of  approximately  $0.6 million in prepaid expenses. The cash used in operating activities was partially offset by an increase of approximately $0.7 million in deferred revenue, and the non-cash charges of approximately $1.0 million related to stock-based compensation and depreciation and amortization.

Cash Flows from Investing Activities.

Cash used in investing activities of $27,000 and $919,000 during the six months ended June 30, 2019 and 2018, respectively, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of $8,000 during the six months ended June 30, 2019 was due to net proceeds received from stock option exercises. There were no financing activities for the six months ended June 30, 2018.

Future Funding Requirements

To date, we have generated revenue from grants and contract services performed and the issuance of convertible preferred stock and common stock sales. We do not know when, or if, we will generate any revenue from our development stage therapeutic programs. We do not expect to generate any revenue from sales of our therapeutic candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. We expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our therapeutic candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our management concluded that we had a material weakness in our internal controls resulting from one individual having almost complete responsibility, for some of the second quarter of 2019, for the processing of financial information and from our finance department not having adequate staff to process in a timely manner complex, non-routine transactions. While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. Our efforts to remediate the identified material weakness to date include the hiring of a Vice President of Finance in November 2018 and an Executive Director of Technical Accounting and External Reporting in May 2019.  With the hiring of these individuals, we have implemented controls to help strengthen our financial and accounting segregation of duties limitations previously noted.  In addition, we believe we will have adequate staff to now process in a timely manner complex, non-routine transactions and are on track to complete the remediation by the end of 2019.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that describes above.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2018, except for adding the following risk factor:

Serum International BV may never exercise its option to enter into a license agreement with us.

On July 16, 2019, we entered into an Option Agreement for Exclusive Product and Platform Technology License, or Option Agreement, with Serum International BV, or SIBV, pursuant to which SIBV paid $5 million to us.  SIBV is also obligated to pay $10 million to us within 5 days of execution of the license agreement.   There can be no assurance that we will enter into a license agreement with SIBV by August 31, 2019 or that we would enter into a license agreement with SIBV on acceptable terms.  Pursuant to the Option Agreement, if the license agreement has not been executed by August 31, 2019, we would reimburse the $5 million payment to SIBV and we would not receive the $10 million payment from SIBV which could have an adverse impact on our financial condition and financing plans.

Item 6. Exhibits

Exhibit No.	Description

10.1

Option Agreement for Exclusive Product and Platform Technology License between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 16, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 30, 2019).

10.2	Stock Subscription Agreement, dated July 19, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 30, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: August 12, 2019	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2019	By:	/s/ Fred Kurland
Fred Kurland, Chief Financial Officer
(Principal Financial Officer)