Form 10-Q
period 2019-09-30
Aridis Pharmaceuticals, Inc.
filed 2019-11-13
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at October 31, 2019 was 8,912,227.

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited)	4

	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	32

Signatures		33

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,330	$24,237
Accounts receivable	—	1,660
Other receivables	10,601	438
Prepaid expenses and other current assets	3,159	2,012
Total current assets	31,090	28,347
Property and equipment, net	1,075	1,271
Intangible assets, net	34	38
Equity method investment	50	960
Other assets	2,118	995
Total assets	$34,367	$31,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,125	$2,331
Accrued liabilities	2,863	2,944
Deferred revenue	2,538	22
Total current liabilities	8,526	5,297
Deferred revenue	17,064	—
Total liabilities	25,590	5,297
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 8,912,227 and 8,104,757, as of September 30, 2019 and December 31, 2018, respectively)	1	1
Additional paid-in capital	103,897	97,401
Accumulated deficit	(95,121)	(71,088)
Total stockholders’ equity	8,777	26,314
Total liabilities and stockholders’ equity	$34,367	$31,611

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$—	$1,022	$1,022	$1,367
Operating expenses:
Research and development	6,011	6,907	19,782	17,418
General and administrative	1,384	735	4,638	2,489
Total operating expenses	7,395	7,642	24,420	19,907
Loss from operations	(7,395)	(6,620)	(23,398)	(18,540)
Other income (expense):
Interest and other income, net	90	119	275	262
Change in fair value of warrant liability	—	(1,388)	—	1,632
Equity in net loss from equity method investment	(282)	(20)	(910)	(20)
Net loss	$(7,587)	$(7,909)	$(24,033)	$(16,666)
Preferred dividends	$—	$(5)	$—	$(1,357)
Net loss available to common stockholders	$(7,587)	$(7,914)	$(24,033)	$(18,023)
Weighted-average shares outstanding used in computing net loss available to common stockholders:
Basic	8,694,104	4,019,459	8,304,510	1,469,623
Diluted	8,694,104	4,019,459	8,304,510	1,469,623
Net loss per common share:
Basic	$(0.87)	$(1.97)	$(2.89)	$(11.34)
Diluted	$(0.87)	$(1.97)	$(2.89)	$(11.34)
Net loss per share available to common stockholders:
Basic	$(0.87)	$(1.97)	$(2.89)	$(12.26)
Diluted	$(0.87)	$(1.97)	$(2.89)	$(12.26)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and

Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Three Months Ended September 30, 2019 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at June 30, 2019	—	$—	8,107,290	$1	$98,395	$(87,534)	$10,862
Issuance of common stock in private placement, net of issuance costs	—	—	801,820	—	4,958	—	4,958
Exercise of stock options	—	—	3,117	—	9	—	9
Stock-based compensation	—	—	—	—	535	—	535
Net loss	—	—	—	—	—	(7,587)	(7,587)
Balances as of September 30, 2019	—	$—	8,912,227	$1	$103,897	$(95,121)	$8,777

	Three Months Ended September 30, 2018 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances at June 30, 2018	36,196,193	$74,202	166,373	$—	$(14,285)	$(57,735)	$(72,020)
Series A convertible preferred stock dividends ($0.92 per share)	669,647	1,358	—	—	(1)	(5)	(6)
Conversion of Series A convertible preferred stock into common stock upon initial public offering	(36,865,840)	(75,560)	5,744,586	1	75,559	—	75,560
Issuance of common stock upon initial public offering, net of issuance costs	—	—	2,192,824	—	25,079	—	25,079
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	10,236	—	10,236
Stock-based compensation	—	—	—	—	428	—	428
Net loss	—	—	—	—	—	(7,909)	(7,909)
Balances as of September 30, 2018	—	$—	8,103,783	$1	$97,016	$(65,649)	$31,368

	Nine Months Ended September 30, 2019 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	$26,314
Issuance of common stock in private placement, net of issuance costs	—	—	801,820	—	4,958	—	4,958
Exercise of stock options	—	—	5,650	—	17	—	17
Stock-based compensation	—	—	—	—	1,521	—	1,521
Net loss	—	—	—	—	—	(24,033)	(24,033)
Balances as of September 30, 2019	—	$—	8,912,227	$1	$103,897	$(95,121)	$8,777

	Nine Months Ended September 30, 2018 (unaudited)
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2017	36,196,193	$74,202	166,373	$—	$(15,140)	$(47,626)	$(62,766)
Series A convertible preferred stock dividends ($0.92 per share)	669,647	1,358	—	—	(1)	(1,357)	(1,358)
Conversion of Series A convertible preferred stock into common stock upon initial public offering	(36,865,840)	(75,560)	5,744,586	1	75,559	—	75,560
Issuance of common stock upon initial public offering, net of issuance costs	—	—	2,192,824	—	25,079	—	25,079
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	10,236	—	10,236
Stock-based compensation	—	—	—	—	1,283	—	1,283
Net loss	—	—	—	—	—	(16,666)	(16,666)
Balances as of September 30, 2018	—	$—	8,103,783	$1	$97,016	$(65,649)	$31,368

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(24,033)	$(16,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	200
Stock-based compensation expense	1,521	1,283
Equity in net loss from equity method investment	910	—
Change in fair value of preferred stock warrants	—	(1,632)
Changes in operating assets and liabilities:
Accounts receivable	1,660	(800)
Other receivables	(162)	—
Prepaid expenses and other current assets	(1,605)	(1,160)
Other assets	(547)	305
Accounts payable	394	827
Accrued liabilities	200	1,789
Deferred revenue	9,580	433
Net cash used in operating activities	(11,829)	(15,421)
Cash flows from investing activities:
Purchase of property and equipment	(53)	(677)
Net cash used in investing activities	(53)	(677)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,958	25,079
Proceeds from stock option exercises	17	—
Net cash provided by financing activities	4,975	25,079
Net decrease in cash and cash equivalents	(6,907)	8,981
Cash and cash equivalents at:
Beginning of period	24,237	25,096
End of period	$17,330	$34,077
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$1
Supplemental noncash financing activities:
Preferred stock dividends accrued	$—	$1,357
Investment in equity method investment	$—	$1,000
Reclassificaiton of warrant liability into equity	$—	$10,236

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals. Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Organization

Aridis Pharmaceuticals, Inc. (the “Company” or “we” or “our”) was established as a California limited liability corporation in 2003. The Company converted to a Delaware C corporation on May 21, 2014. Our principal place of business is in San Jose, California. We are a late-stage biopharmaceutical company focused on developing new breakthrough therapies for infectious diseases and addressing the growing problem of antibiotic resistance. The Company has a deep, diversified portfolio of clinical and pre-clinical stage non-antibiotic anti-infective product candidates that are complimented by a fully human monoclonal antibody discovery platform technology. The Company’s suite of anti-infective monoclonal antibodies offers opportunities to profoundly alter the current trajectory of increasing antibiotic resistance and improve the health outcome of many of the most serious life-threatening infections particularly in hospital settings.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements (unaudited) include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements (unaudited) have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements (unaudited) reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2019.

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

Going Concern

The Company has suffered recurring losses from operations since inception and negative cash flows from operating activities during the nine months ended September 30, 2019 and the year ended December 31, 2018. At September 30, 2019, the Company had cash and cash equivalents of $17.3 million, working capital of $22.6 million and an accumulated deficit of $95.1 million. In October 2019, the Company received an upfront payment of $10 million in connection with executing a license agreement in September 2019 (see Note 6). Management expects to incur additional operating losses in the foreseeable future as the Company continues its product development programs. The Company believes that its current available cash and cash equivalents, along with the additional cash received in October 2019 from the license agreement, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its financial statement issuance date.

Our expenses and resulting cash burn during the nine months ended September 30, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (VAP) caused by the Staphylococus aureus bacteria and the Phase 2 study of AR-105 for the treatment of VAP caused by the Pseudomonas aeruginosa bacteria.  The AR-301 study startup phase contains a disproportionately high percentage of total study expenses which have been largely completed. The Company plans to fund its losses from operations and capital funding needs through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. The Company may be unable to secure additional financing or other sources of funding on acceptable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern.

The accompanying condensed consolidated financial statements (unaudited) have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The condensed consolidated financial statements (unaudited) do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

For the three and nine months ended September 30, 2019 and 2018, one customer accounted for 100% of total revenue. This customer is located in the United States. As of September 30, 2019, there was no accounts receivable. As of December 31, 2018, two customers accounted for 60% and 40% of total accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019 and December 31, 2018, there were no allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2019 and December 31, 2018.

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

Cystic Fibrosis Foundation Development Agreement

The Development Program Letter Agreement (the “CFF Agreement”) with the Cystic Fibrosis Foundation (CFF or CF Foundation) is within the scope of ASC 606. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the company as certain milestones defined in the agreement are met. The Company has determined that there is one performance obligation under the CFF Agreement. Hence, the entire estimated transaction price is allocated to this combined performance obligation and is recognized as revenue by measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement.

For the three months ended September 30, 2019 and 2018, grant revenue from the CF Foundation totaled approximately $0 and $1.0 million , respectively, and for the nine months ended September 30, 2019 and 2018, totaled approximately $1.0 million and $1.4 million , respectively. All grant revenue was derived from our award agreement with the CF Foundation.

Serum License Agreement

In July 2019, the Company and Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, entered into an option agreement which granted SIBV the option to license multiple programs from the Company and access the Company’s MabIgX® platform technology for asset identification and selection. The Company received an upfront cash payment of $5 million upon execution of this option agreement. In connection with the option agreement, SIBV made an equity investment whereby the Company issued 801,820 shares of its restricted common stock in a private placement to SIBV for total gross proceeds of $10 million.

In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “License Agreement”). Pursuant to the License Agreement, the Company was to receive upfront payments totaling $15 million, of which $5 million was received in July 2019 through the option agreement referred to above, and may receive milestone payments and royalty-based payments from SAMR if certain milestones and sales levels as defined in the License Agreement are met. See Note 6 for details of the License Agreement.

Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. See Note 9. The Company allocated the estimated net proceeds received from the sale of the restricted common stock and upfront payment from the License Agreement of approximately $24.2 million accordingly:

•                  the Company recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation;

•                  the Company capitalized approximately $1.0 million to contract costs which is included in long term other assets, which consists of approximately $0.4 million issuance costs from the equity allocation and approximately $0.6 million in other direct costs to obtain the License Agreement; and

•                  the Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $0.4 of issuance costs, to stockholders’ equity within the Company’s condensed consolidated balance sheet (unaudited) as of September 30, 2019.

In accordance with ASC 606, the Company determined that no performance obligations were satisfied as of September 30, 2019, and therefore, no revenue related to the License Agreement was recognized for the nine months ended September 30, 2019.  The Company is in the process of evaluating the number of performance obligations, the transaction price, the allocation of the transaction price to each performance obligation and the expected timing of when the Company would satisfy each performance obligation.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. While the Company has not completed its evaluation of the License Agreement under ASC 606, the Company has estimated the classification between current and noncurrent deferred revenue related to the License Agreement within its condensed consolidated balance sheet (unaudited) at September 30, 2019. See Note 6 for details of the License Agreement.

Costs for Collaborative Arrangements

Costs incurred under collaborative arrangements include personnel costs, laboratory supplies, and fees paid to third parties. These amounts are included in research and development in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2018, the Company incurred expenses of $170,000 and $488,000, respectively, related to its collaborative arrangement. The Company did not incur any expenses related to its collaborative arrangement during the three and nine months ended September 30, 2019 due to the termination of the Company’s collaborative arrangement in 2018.

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,415,169	789,401
Common stock warrants	1,733,322	1,966,930
	3,148,491	2,756,331

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

The Company only had one contract, the CFF Agreement, within the scope of ASC 606 as of the adoption date. The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial. The most significant changes under ASC 606 relate to the Company’s determination of transaction price at inception and each reporting period, the revenue recognition pattern under step (v) above for the CFF Agreement as well as treatment of variable consideration in the form of milestone payments. Under ASC 605, the Company recognized revenue under the milestone method up to the limit of the prior approval funding amounts, and when the Company determined that it had earned the right to receive the recognized portion according to the terms of the grant awarded. Upfront payment of $200,000 was recognized straight-line over the term of the contract as the Company believed the upfront fee related to services performed throughout the contract period and the upfront fee did not represent a substantive milestone within the agreement. Under ASC 606, the Company is recognizing the revenue allocated to the one performance obligation measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement.

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

3. Fair Value Disclosure

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these items.

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

There were no fair value measurements as of September 30, 2019.

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Deferred charge related to stock options	$455	$—	$455	$—
Totals	$455	$—	$455	$—
Liabilities:
Stock option liability	$455	$—	$455	$—
Totals	$455	$—	$455	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Lab equipment	$1,790	$1,737
Computer equipment and software	25	25
Total property and equipment	1,815	1,762
Less: Accumulated depreciation	(740)	(491)
Property and equipment, net	$1,075	$1,271

Depreciation expense was approximately $86,000 and $73,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $249,000 and $196,000 for the nine months ended September 30, 2019 and 2018, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(47)	(43)
Intangible assets, net	$34	$38

Amortization expense was approximately $1,000 for both the three month periods ended September 30, 2019 and 2018, respectively, and approximately $4,000 for both the nine month periods ended September 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Research and development services	$2,376	$2,179
Stock option liability	—	455
Payroll related expenses	224	254
Professional services	263	56
Accrued liabilities	$2,863	$2,944

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

The Company evaluated the accounting for the JV Agreement entered into noting that it did not meet the accounting definition of a joint venture and instead meets the definition of a variable interest entity. The Company concluded that it is not the primary beneficiary of the JV Entity and therefore is not required to consolidate the entity. This conclusion was based on the fact that the equity-at-risk is insufficient to support operations without additional investment and that the Company does not hold decision-making power over activities that significantly impact the JV Entity’s operations. The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. For the three and nine months ended September 30, 2019, the Company recognized approximately $282,000 and $910,000 losses, respectively. For both the three- and nine-month periods ended September 30, 2018, the Company recognized approximately $20,000 losses from the operations of the JV Entity. The Company did not start to recognize any losses from the operations of the JV Entity until the third quarter of 2018 as the JV operations had not started until the third quarter of 2018.  As of September 30, 2019 and December 31, 2018, the Company’s equity method investment in the JV Entity was approximately $50,000 and $960,000, respectively.

6. License Agreement

In July 2019, the Company and SIBV entered into an option agreement which granted SIBV the option to license multiple programs from the Company and access the Company’s MabIgX® platform technology for asset identification and selection. The Company received an upfront cash payment of $5 million upon execution of this option agreement. In connection with the option agreement, SIBV made an equity investment whereby the Company issued 801,820 shares of its restricted common stock in a private placement to SIBV for total gross proceeds of $10 million, and after deducting commissions of approximately $0.8 million, the net proceeds were approximately $9.2 million. See Note 9.

In September 2019, the Company entered into a License Agreement with SAMR, a wholly owned subsidiary of SIBV, in which the Company granted to SAMR multiple exclusive license programs, the Company’s MabIgX® platform technology for identification, selection and development of up to five product candidates, and manufacturing rights. As the Company had an unconditional right to the consideration under the License Agreement, it recorded a $10 million receivable which is included in other receivables and the corresponding contract liability was recorded to deferred revenue within its condensed consolidated balance sheet (unaudited) at September 30, 2019. The Company received the $10 million upfront cash payment in October 2019, which is in addition to the $5 million that was initially received by the Company in July 2019 upon entering into the option agreement. The Company may receive milestone payments and royalty-based payments as certain milestones and sales levels as defined in the License Agreement are met. Given the equity investment by SIBV was negotiated with the option agreement, which then resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. See Note 2.

7. Warrants

Common Stock Warrant Expense

In November 2015, an engagement letter was effectuated with the Company’s former Vice Chairman of the Board of Directors. Under the terms of the engagement, upon being appointed the Company’s Vice Chairman and the closing of a minimum of $25 million in gross proceeds from sales of its Series A convertible preferred stock under a private placement memorandum, the Vice Chairman would receive 234,860 common stock warrants. On December 12, 2016, both of the aforementioned conditions had been met and the Company issued 234,860 common stock warrants at an exercise price of $14.50 per share.

The fair value of the warrants was determined using a Monte Carlo simulation method which calculates the estimated value based on running numerous simulations and analyzing the various outcomes. The total fair value of the award was approximately $661,000 and is being amortized over the five-year vesting period. On August 13, 2019, this board member was not up for re-election at the annual shareholder’s meeting, therefore the vesting of the common stock warrants ceased on August 13, 2019 resulting in the cancellation of 109,601 warrants.  For the three months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of approximately $16,000 and $33,000, respectively, and for the nine months ended September 30, 2019 and

2018, the Company recorded stock-based compensation expense of approximately $82,000 and $99,000, respectively, related to these warrants.

8. Convertible Preferred Stock

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

9. Common Stock

In July 2019, the Company and SIBV, entered into an option agreement which granted SIBV the option to license multiple programs from the Company and access the Company’s MabIgX® platform technology for asset identification and selection. In connection with the option agreement, SIBV made an equity investment whereby the Company issued 801,820 shares of its restricted common stock to SIBV in a private placement for total gross proceeds of $10 million, and after deducting commissions of approximately $0.8 million, the net proceeds were approximately $9.2 million. Under the arrangement, the Company did not register the common stock purchased by SIBV with the Securities and Exchange Commission and has no contractual obligation to register the shares. Therefore, the common stock is subject to restrictions on transfer, including but not limited to a minimum holding period of at least six months. In September 2019, the Company entered into a License Agreement with SAMR, a wholly owned subsidiary of SIBV. See Note 6 for details of the License Agreement.

Given the equity investment by SIBV was negotiated with the option agreement, which then resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. The Company measured the fair value of the restricted common stock issued to SIBV based upon a Black-Scholes valuation to measure the lack of marketability discount. The Black-Scholes valuation used the following assumptions: expected term of one year, expected volatility of 84%, risk-free interest rate of 1.94%, and dividend yield of 0%. The Company allocated the estimated net proceeds received from the sale of the restricted common stock and upfront payment from the License Agreement of approximately $24.2 million accordingly:

•                  the Company recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation;

•                  the Company capitalized approximately $1.0 million to contract costs which is included in long term other assets, which consists of approximately $0.4 million issuance costs from the equity allocation and approximately $0.6 million in other direct costs to obtain the License Agreement; and

•                  the Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $0.4 of issuance costs, to stockholders’ equity within the Company’s condensed consolidated balance sheet (unaudited) as of September 30, 2019.

As of September 30, 2019 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,733,322
Shares reserved for exercise of outstanding options to purchase common stock	1,415,169
Shares reserved for issuance of future options	168,359
Total	3,316,850

10. Stock-Based Compensation

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

The fair value of the options granted during the periods presented were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.25	6.25	6.25	6.25
Expected volatility	79%	77% - 78%	78% - 95%	77% - 79%
Risk-free interest-rate	1.59% - 1.92%	2.87% - 2.99%	1.59% - 2.67%	2.22% - 2.99%
Dividend yield	0%	0%	0%	0%

Stock option activity for the nine months ended September 30, 2019 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2018	—	825,205	$12.15
Additional shares reserved	763,973	—	—
Options granted	(661,374)	661,374	8.74
Options exercised	—	(5,650)	2.89
Options cancelled	65,760	(65,760)	10.10
Balances at September 30, 2019	168,359	1,415,169	$10.32

The Company recognized stock compensation related to stock options as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$168	$159	$539	$439
General and administrative	351	235	900	745
Total	$519	$394	$1,439	$1,184

As of September 30, 2019, the Company had unrecognized stock-based compensation related to stock options of approximately $5.6 million. As of September 30, 2019, the intrinsic value of all vested options and outstanding options was approximately $0.6 million and $0.6 million, respectively.

11. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days’ notice. The Company recognizes rent expense as incurred. The Company recognized rent expense of approximately $82,000 and $78,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $245,000 and $233,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. As of September 30, 2019 and December 31, 2018, there were no pending legal proceedings.

Grant Income

The Company receives various grants that are subject to an audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2,902,097 from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7,466,000. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability.

In the event that development efforts are successful and the Company commercialized a drug from these related development efforts, the Company may be subject to pay to CFF a one-time amount equal to nine times the actual award received. Such amount shall be paid in not more than five annual installments, as follows: within ninety days of the end of the calendar year in which the First Commercial Sale occurs, and within ninety days of the end of each subsequent calendar year until the amount is paid. The Company shall pay 15% of Net Sales for that calendar year up to the amount of the award (except that in the fifth installment, if any, the Company shall pay the remaining unpaid portion of the awarded amount).

In the event that Aridis licenses rights to the product in the field to a third party, sells the product, or consummates a change of control transaction prior to the first commercial sale, the Company shall pay to CFF an amount equal to 15% of the amounts received by Aridis and its shareholders in connection with a Disposition Transaction (whether paid upfront or in accordance with subsequent milestones and whether paid in cash or property) up to nine times the actual award received. The payment shall be made within sixty days after the closing of such a transaction.

12. Related Parties

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105.  As of September 30, 2019 and December 31, 2018, the Company recorded approximately $451,000 and $360,000, respectively, in other receivables on the condensed consolidated balance sheet for amounts owed to the Company by the JV Entity under this arrangement. The Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

13. Subsequent Events

In October 2019, the Company received an upfront payment of $10 million from SAMR pursuant to the License Agreement (see Note 6).

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

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of non-antibiotic anti-infectives. A significant focus is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platform called MabIgX. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP.

Our lead product candidate, AR-301 has exhibited promising preclinical data and Phase 1/2a clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus , or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. We initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP, and expect to report top-line results in early 2021.

To complement and diversify our portfolio of targeted monoclonal antibodies, we are developing a broad spectrum small molecule non-antibiotic anti-infective gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (CFF) as a chronic inhaled therapy to treat lung infections in cystic fibrosis. AR-501 has been granted by the FDA Orphan Drug, Fast Track and Qualified Infectious Disease Product (QIDP) designations, and during the third quarter of 2019, the European Medicines Agency (EMA) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. We expect to report data from the Phase 1 portion of the trial into which healthy subjects were enrolled in the first half of 2020 and the Phase 2a portion with cystic fibrosis subjects in the second quarter of 2021.

In September 2019, we reported results for our global Phase 2 clinical trial evaluating our product candidate AR-105, a fully human IgG1 monoclonal antibody for the treatment of VAP caused by gram-negative Pseudomonas aeruginosa (P. aeruginosa). The completed study did not meet its primary endpoint of demonstrating superiority in clinical cure rates on Day 21 compared to placebo. Furthermore, there was a statistically significant imbalance in all-cause mortality, as well as serious adverse event (SAE) rates between treatment groups that favored placebo. However, no SAE or mortality in the study was deemed to be drug related by the study investigators or the study’s data monitoring committee. While no further development resources will be allocated towards AR-105, we will continue to analyze the full data set to better understand these top-line results. AR-105 has a different mechanism of action, directed against a different bacteria, and evaluated in a different patient population as compared to AR-301.

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

We have incurred losses in most years since our inception. Our net losses were approximately $24.0 million for the nine months ended September 30, 2019 and $22.1 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of approximately $95.1 million. As of September 30, 2019, we had $17.3 million of cash and cash equivalents.  Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

On August 16, 2018, we completed an initial public offering or “IPO” of our common stock, in which we sold and issued 2,000,000 shares, plus 192,824 shares subsequently sold pursuant to the partial exercise by the underwriters of their over-allotment option, at an issuance price of $13.00 per share, less underwriting discounts and commissions. As a result of the IPO and the exercise of the underwriters’ over-allotment option, we received total net proceeds of approximately $25.1 million, net of underwriting and other offering expenses. Our expenses and resulting cash burn during the nine months ended September 30, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of VAP caused by the Staphylococus aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.  These studies’ startup phases, which contain a disproportionately high percentage of total study expenses, have been largely completed.

In July 2019, we issued and sold 801,820 shares of restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, and received total gross proceeds of $10 million, and after deducting commissions of approximately $0.8 million, the net proceeds were approximately $9.2 million. In addition, we received an upfront cash payment of $5 million upon the execution of an option agreement with SIBV and received an additional upfront payment of $10 million in October 2019 in connection with a license agreement it executed in September 2019. We believe that our current available cash and cash equivalents, along with the additional cash received in October 2019, will not be sufficient to fund our planned expenditures and meeting our obligations for at least the one-year period following our financial statements issuance date.

We have not yet achieved commercialization of our products and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our condensed consolidated financial statements (unaudited) have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, fees for services performed, issuances of convertible debt and the sale of our preferred stock. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

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

Cystic Fibrosis Foundation Development Agreement

Under the Development Program Letter Agreement (the “CFF Agreement”) with CFF, entered into in December 2016, we recognized revenue of $0 and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and recognized $1.0 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. We adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2019.  The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial. Under ASC 606, we are recognizing revenue over the expected research and development period using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement. For the foreseeable future, we expect substantially all of our revenue will be generated from our grant with CFF, and any other collaborations or agreements we may enter into.

Serum License Agreement

In July 2019, we entered into an option agreement with SIBV which granted SIBV the option to license multiple programs from us and access our MabIgX® platform technology for asset identification and selection. We received an upfront cash payment of $5 million upon execution of this option agreement. In connection with the option agreement, SIBV made an equity investment whereby we issued 801,820 shares of our restricted common stock in a private placement to SIBV for total gross proceeds of $10 million.

In September 2019, we entered into a License, Development and Commercialization Agreement (the “License Agreement”) with Serum AMR Products (“SAMR”), a party under common ownership of SIBV. Pursuant to the License Agreement, we were to receive upfront payments totaling $15 million, of which $5 million was received in July 2019 through the option agreement referred to above, and may receive milestone payments and royalty-based payments from SAMR if certain milestones and sales levels as defined in the License Agreement are met.

Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. We allocated the estimated net proceeds received from the sale of the restricted common stock and upfront payment from the License Agreement of approximately $24.2 million accordingly:

•      we recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation;

•      we capitalized approximately $1.0 million to contract costs which is included in long term other assets, which consists of approximately $0.4 million issuance costs from the equity allocation and approximately $0.6 million in other direct costs to obtain the License Agreement; and

•      we recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $0.4 of issuance costs, to stockholders’ equity within our condensed consolidated balance sheet (unaudited) as of September 30, 2019.

In accordance with ASC 606, we determined that no performance obligations were satisfied as of September 30, 2019, and therefore, no revenue related to the License Agreement was recognized for the nine months ended September 30, 2019.  We are in the process of evaluating the number of performance obligations, the transaction price, the allocation of the transaction price to each performance obligation and the expected timing of when we would satisfy each performance obligation.

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

We expect that our general and administrative expenses will increase as we continue to operate as a public company, continue to conduct our clinical trials and prepare for commercialization. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest on our cash balances.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements (unaudited), which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

We only had one contract within the scope of ASC 606 upon adoption, the CFF Agreement. Under the CFF Agreement, CFF made an upfront payment of $200,000 and has and will make milestone payments to us as certain milestones defined in the agreement are met. We have determined that there is one performance obligation under the CFF Agreement. Hence, the entire transaction price is allocated to this combined performance obligation and is recognized as revenue by measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the agreement.

Total grant revenue derived from our award agreement with the CF Foundation for the three months ended September 30, 2019 and 2018, was approximately $0 and $1.0 million, respectively, and for the nine months ended September 30, 2019 and 2018, was approximately $1.0 million and $1.4 million, respectively.

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

Fair Value of Common Stock

Prior to our initial public offering in August of 2018, to assist our board of directors with the determination of the exercise price of our stock options and the fair value of the common stock underlying the options, we obtained third-party valuations of our common stock as of various dates since we began granting options, with concluded fair values between $2.89 per share and $17.91 per share. Our board of directors considered the fair values of the common stock derived in the third-party valuations as one of the factors it considered when setting the exercise prices for options granted. The valuations were performed in accordance with applicable elements of the AICPA Practice Aid. The AICPA Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the AICPA Practice Aid, we considered the following methods:

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  For the three and nine months ended September 30, 2019 and 2018, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change $
Grant revenue	$—	$1,022	$(1,022)
Operating expenses:
Research and development	6,011	6,907	(896)
General and administrative	1,384	735	649
Total operating expenses	7,395	7,642	(247)
Loss from operations	(7,395)	(6,620)	(775)
Other income (expense):
Interest and other income, net	90	119	(29)
Change in fair value of warrant liability	—	(1,388)	1,388
Equity in net loss from equity method investment	(282)	(20)	(262)
Net loss	$(7,587)	$(7,909)	$322

Grant Revenue.    Grant revenue decreased by $1.0 million from $1.0 million for the three months ended September 30, 2018 to none for the three months ended September 30, 2019 primarily due to the recognition of revenue by us related to the achievement of a milestone under the grant award from the CFF during the third quarter of 2018 and none during the third quarter of 2019.

Research and Development Expenses.    Research and development expenses decreased by approximately $0.9 million from $6.9 million for the three months ended September 30, 2018 to $6.0 million for the three months ended September 30, 2019 due primarily to a decrease in spending on clinical trial activities for the Phase 2 study of our AR-105 program, which ended during the second quarter of 2019, and a decrease in spending on toxicology studies related to our AR-501 program, partially offset by an increase in spending on clinical trial activities for our AR-301 program and an increase in spending on the Ph 1/2a clinical trial of our AR-501 program which was initiated in the fourth quarter of 2018.

General and Administrative Expenses.    General and administrative expenses increased by approximately $649,000 from $0.7 million for the three months ended September 30, 2018 to $1.4 million for the three months ended September 30, 2019 due primarily to an increase in personnel related expenses, including stock-based compensation, an increase in patent related fees, and an increase in directors’ and officers’ liabilities insurance expense.

Interest and Other Income, Net.    Interest and other income, net decreased by approximately $29,000 from $119,000 for the three months ended September 30, 2018 to $90,000 for the three months ended September 30, 2019 due primarily due to a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability increased by approximately $1.4 million from a loss of $1.4 million for the three months ended September 30, 2018 to none for the three months ended September 30, 2019 due to our Series A convertible preferred stock being converted into common stock upon our IPO in August 2018.

Equity in Net Loss of Equity Method Investment.    Loss from equity method investment increased by $262,000 from $20,000 for the three months ended September 30, 2018 to $282,000 for the three months ended September 30, 2019 due to our share of loss from our minority interest calculated under the equity method.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change $
Grant revenue	$1,022	$1,367	$(345)
Operating expenses:
Research and development	19,782	17,418	2,364
General and administrative	4,638	2,489	2,149
Total operating expenses	24,420	19,907	4,513
Loss from operations	(23,398)	(18,540)	(4,858)
Other income (expense):
Interest and other income, net	275	262	13
Change in fair value of warrant liability	—	1,632	(1,632)
Equity in net loss from equity method investment	(910)	(20)	(890)
Net loss	$(24,033)	$(16,666)	$(7,367)

Grant Revenue.    Grant revenue decreased by $345,000 from $1.4 million for the nine months ended September 30, 2018 to $1.0 million for the nine months ended September 30, 2019. The decrease is primarily due to recognizing certain additional milestones related to the grant award from the CFF during the nine months ended September 2018.

Research and Development Expenses.    Research and development expenses increased by approximately $2.4 million from $17.4 million for the nine months ended September 30, 2018 to $19.8 million for the nine months ended September 30, 2019 due primarily to an increase in spending on clinical trial activities and drug manufacturing for our AR-301 program and an increase in spending on the Ph 1/2a clinical trial of our AR-501 program which was initiated in the fourth quarter of 2018, partially offset by a decrease in spending on clinical trial activities and drug manufacturing for our AR-105 program and a decrease in spending on toxicology studies related to our AR-501 program.

General and Administrative Expenses.    General and administrative expenses increased by approximately $2.1 million from $2.5 million for the nine months ended September 30, 2018 to $4.6 million for the nine months ended September 30, 2019 due primarily to an increase in professional service fees, an increase in directors’ and officers’ liabilities insurance expense, an increase in personnel related expenses, including stock-based compensation, and an increase in Delaware franchise taxes and patent related fees.

Interest and Other Income, Net.    Interest and other income, net increased by approximately $13,000 from $262,000 for the nine months ended September 30, 2018 to $275,000 for the nine months ended September 30, 2019 due primarily to a higher rate of return on our cash balance partially offset by a lower average cash balance.

Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability decreased by approximately $1.6 million from a gain of $1.6 million for the nine months ended September 30, 2018 to none for the nine months ended September 30, 2019 due to our Series A convertible preferred stock being converted into common stock upon our IPO in August 2018.

Equity in Net Loss of Equity Method Investment.    Loss from equity method investment increased by $890,000 from $20,000 for the nine months ended September 30, 2018 to $910,000 for the nine months ended September 30, 2019 due to our share of loss from our minority interest calculated under the equity method.

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

In July 2019, we issued and sold 801,820 shares of restricted common stock in a private placement to SIBV and received total gross proceeds of $10 million, and after deducting commissions of approximately $0.8 million, the net proceeds were approximately $9.2 million. In addition, we received an upfront cash payment of $5 million upon the execution of an option agreement with SIBV and received an additional upfront payment of $10 million in October 2019 in connection with a License Agreement it executed in September 2019. We believe that our current available cash and cash equivalents, along with the additional cash received in October 2019, will not be sufficient to fund our planned expenditures and meeting our obligations for at least the one-year period following our financial statements issuance date.

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(11,829)	$(15,421)
Investing activities	(53)	(677)
Financing activities	4,975	25,079
Net decrease in cash and cash equivalents	$(6,907)	$8,981

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $11.8 million for the nine months ended September 30, 2019, which was primarily due to our net loss of approximately $24.0 million, an increase of approximately $1.6 million in prepaid expenses, an increase of $0.5 million in other assets, and an increase of $0.2 million in other receivables. The cash used in operating activities was partially offset by a decrease of approximately $1.7 million in accounts receivable, an increase of approximately $9.6 million in deferred revenue, and an increase of approximately $0.4 million in accounts payable, and the non-cash charges of approximately $1.5 million related to stock-based compensation, approximately $0.9 million from the loss on our equity method investment, and approximately $0.3 million in depreciation and amortization.

Net cash used in operating activities was approximately $15.4 million for the nine months ended September 30, 2018, which was primarily due to our net loss of approximately $16.6 million, the non-cash gain of approximately $1.6 million on the change in fair value of preferred stock warrants, an increase of approximately $1.2 million in prepaid expenses, and an increase of approximately $0.8 million in accounts receivable. The cash used in operating activities was partially offset by an increase of approximately $1.8 million in accrued liabilities, and an increase of approximately $0.8 million in accounts payable, an increase of approximately $0.4 million in deferred revenue, a decrease of approximately $0.3 million in other assets, and the non-cash charges of approximately $1.3 million related to stock-based compensation and approximately $0.2 million in depreciation and amortization.

Cash Flows from Investing Activities.

Cash used in investing activities of approximately $53,000 and $677,000 during the nine months ended September 30, 2019 and 2018, respectively, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $5.0 million during the nine months ended September 30, 2019 was due to net proceeds received from a private placement of our restricted common stock. Net cash provided by financing activities of approximately $25.1 million was due to net proceeds from our initial public offering (including over-allotment proceeds).

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our management concluded that we had a material weakness in our internal controls resulting from one individual having almost complete responsibility, during a portion of fiscal year 2019, for the processing of financial information and from our finance department not having adequate staff to process in a timely manner complex, non-routine transactions. While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. Our efforts to remediate the identified material weakness to date include the hiring of a Vice President of Finance in November 2018 and an Executive Director of Technical Accounting and External Reporting in May 2019.  With the hiring of these individuals, we have implemented controls to help strengthen our financial and accounting segregation of duties limitations previously noted.  In addition, we believe we will have adequate staff to now process in a timely manner complex, non-routine transactions and are on track to complete the remediation by the end of 2019.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that describes above.

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

10.1

License, Development and Commercialization Agreement between Aridis Pharmaceuticals, Inc. and Serum AMR Products, dated September 27, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 2, 2019).

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

Aridis Pharmaceuticals, Inc.

Dated: November 13, 2019	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Fred Kurland
Fred Kurland, Chief Financial Officer
(Principal Financial Officer)