Form 10-K
period 2019-12-31
Aridis Pharmaceuticals, Inc.
filed 2020-04-08
CIK 1614067

Use these links to rapidly review the document

PART IV
CONSOLIDATED FINANCIAL STATEMENTS ARIDIS PHARMACEUTICALS, INC. Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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

         The aggregate market value of the registrant's common stock, held by non-affiliates of the registrant as of June 30, 2019 (which is the last business day of registrant's most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was approximately $58.8 million. For purposes of this disclosure, shares of common stock held by an officer, a director and an affiliated shareholder have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive. On March 16, 2020, the registrant had 8,920,257 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

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

  •
  risks associated with delays, increased costs and funding shortages caused by the COVID-19 pandemic;

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

Item 1.    Business

Overview

        We are a late-stage biopharmaceutical company focused on the discovery and development of targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent a fundamentally new treatment approach in the infectious disease market and are designed to overcome key issues associated with current therapies, including drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation between treatment alternatives. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Three of our product candidates have exhibited promising preclinical data and clinical data are available from two completed studies. Our lead product candidate, AR-301, targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. We have conducted an end-of-Phase 2 meeting with the US Food and Drug Administration, or FDA, and initiated a Phase 3 pivotal trial for AR-301 in January 2019. In September 2019 we announced that we were discontinuing development of AR-105, which targets gram-negative bacteria Pseudomonas aeruginosa, or P. aeruginosabased on the top-line results from the global Phase 2 trial for AR-105 in HAP and VAP patients. Current clinical development activities are focused on AR-301 and AR-501.

        The majority of candidates from our product pipeline are derived by employing our differentiated antibody discovery platform called MabIgX. This platform is designed to comprehensively screen the B-cell repertoire and isolate human antibody-producing B-cells from individuals who have either successfully overcome an infection by a particular pathogen or have been vaccinated against a particular pathogen. We believe that B-cells from these patients are the ideal source of highly protective and efficacious mAbs which can been administered safely to other patients. Recently we have announced the development of a novel antibody discovery and production platform technology called APEXTM. This technology complements and further extends the capabilities of MabIgX to quickly screen large number of antibody producing B-cells from patients and generation of high mAb producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches.

        Our initial clinical indication for AR-301 is for adjunctive therapeutic treatment with standard of care, or SOC, antibiotics for HAP and VAP. Mortality and morbidity associated with HAP and VAP in the intensive care units, or ICUs, remain high despite aggressive treatment with SOC antibiotics. Current SOC antibiotics used to treat HAP and VAP typically involve a combination of several broad spectrum antibiotics that are prescribed empirically at the start of treatment. The specific empirical antibiotic regimens that are prescribed vary widely among physicians, and generally results in modest clinical benefits due to a number of reasons, including the frequent mismatch of the antibiotics regimen to the etiologic agent and/or infection by an antibiotic resistant strain. Recently, rapid diagnostic tests have been introduced that allow the identification of infection-causing agents within hours. These increasingly common tests allow physicians to prescribe a targeted anti-infective drug, rather than a broad-spectrum antibiotic. This evidenced-based treatment approach is designed to remove issues associated with SOC antibiotics treatment practices, and to improve the effectiveness of SOC antibiotics, while not competing directly with antibiotics. In contrast to the lack of differentiation among SOC antibiotics, mAbs are highly differentiated from SOC antibiotics in mechanism of action and pharmacodynamic profile, and thus are well suited to complement antibiotics' therapeutically. In addition, mAbs are effective against antibiotic resistant bacteria. To emphasize the benefits of our product candidates as an adjunctive therapy, we design clinical trials based on superiority endpoints.

        HAP and VAP pose serious challenges in the hospital setting, as SOC antibiotics are becoming inadequate in treating infected patients. There are approximately 3,000,000 cases of pneumonia reported in the U.S. per year and approximately 628,000 annual cases of HAP and VAP caused by gram negative bacteria and MRSA (DRG, 2016). These patients are typically at high risk of mortality, which is compounded by other life-threatening co-morbidities and the rise in antibiotic resistance. Epidemiology studies estimate that the probability of death attributed to S. aureus ranges from 29% to 55% and P. aeruginosa ranges from 24% to 76%. In addition, pneumonia infections can prolong patient stays in ICUs and the use of mechanical ventilation, creating a major economic burden on patients, hospital systems and payors. For example, ICU cost of care for a ventilated pneumonia patient is approximately $10,000 per day in the U.S., and the duration of ICU stays are typically twice that of a non-ventilated patient (Infection Control and Hospital Epidemiology. 2010, vol. 31, pp. 509-515). The average cost of care per pneumonia patient is approximately $41,250 which increases 86% for HAP/VAP patients to approximately $76,730. We estimate that our three clinical mAb candidates have an addressable market of $25 billion and the potential to address approximately 325,000 HAP and VAP patients in the U.S.

        Our proprietary pipeline is primarily focused on severe lung infections and is comprised of six wholly-owned product candidates which are highlighted below.

Figure 1
Our Product Pipeline

  •
  AR-301 is a fully human immunoglobulin 1, or IgG1, mAb targeting the gram-positive bacteria S. aureus alphatoxin. We are developing AR-301 initially as an adjunctive immunotherapy in combination with SOC antibiotics to treat acute pneumonia caused by S. aureus infection. We filed an Investigational New Drug Application, or IND for AR-301 in June 2015. We completed a randomized, double-blind, placebo-controlled Phase 2a trial in 48 HAP and VAP patients. The trial met its primary endpoint of tolerability. AR-301 was generally well tolerated with no serious adverse events, or SAEs, related to the product candidate, and its pharmacokinetic properties were consistent with that of human IgG1. In addition, the trial showed trends towards benefit in various patient benefits related endpoints, including improvements in time on ventilator for VAP patients, microbiological eradication rate, time to microbiological eradication, and overall ICU and hospital stays for AR-301 plus SOC antibiotics compared to antibiotics alone. We initiated a Phase 3 pivotal trial in VAP patients in January 2019. AR-301 has been granted Fast-Track designation by the FDA, orphan drug designation in the EU, and has filed for orphan drug designation in the U.S.

  •
  AR-101 is a fully human immunoglobulin M, or IgM, mAb targeting the gram-negative bacteria P. aeruginosa serotype O11. We filed an Investigational Medicinal Product Dossier, or IMPD, with the EU in October 2004. We have completed a Phase 1 trial in healthy adults and a Phase 2a trial in 27 HAP and VAP patients. In the Phase 2a trial, AR-101 plus SOC antibiotics was generally well tolerated. The per protocol population demonstrated numeric improvement over standalone antibiotics across multiple clinical endpoints, including initial clinical resolution rate, time to initial clinical resolution, time on ventilator or in ICU and all-cause mortality was seen. We will announce the clinical development plan for AR-101 in the second half of 2020. AR-101 has been granted orphan drug designation in the U.S. and in the EU.

  •
  AR-501 (Panaecin) is a broad spectrum small molecule anti-infective we are developing in addition to our targeted mAb product candidates. This product candidate is currently in a Phase 1/2a clinical study and is funded by the Cystic Fibrosis Foundation. AR-501 is administered as an inhalable aerosol to treat lung infections in cystic fibrosis patients. Preclinical studies have shown that mice infected with P. aeruginosa can be rescued with a single inhalation exposure of aerosolized AR-501. We filed the IND, application and subsequently initiated a Phase 1/2a trial in December 2018. We expect to report top-line Phase 1 study results in the first half of 2020 (healthy subjects) and in second half of 2021 (cystic fibrosis subjects). AR-501 has been granted Fast-Track and Qualified Infectious Disease Product (QIDP) designations by the FDA.

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

  •
  AR-105 is a fully human IgG1 mAb targeting the gram-negative bacteria P. aeruginosa. This program is licensed to Shenzhen Hepalink Pharmaceutical Group Co., Ltd. and the Serum Institute of India Private Limited, with whom we are currently in discussions with on possible further development.

  •
  AR-201 is a fully human IgG1 mAb with high affinity for respiratory syncytial virus, or RSV, glycoprotein F and neutralizes diverse clinical isolates of RSV. In in vivo preclinical studies, AR-201 has shown to be 12-fold more potent than Synagis in a head-to-head comparison study, a currently marketed drug for pediatric RSV. AR-201 has also been shown to bind to RSV strains that are resistant to Synagis. This program is licensed exclusively to the Serum Institute of India.

        To date, we have raised over $101 million in public and private investments. Furthermore, we have been able to augment our own financial resources by obtaining approximately $51 million of non-dilutive awards and grants, including approximately $32 million from the Department of Health and Human Services, or DHHS, the National Institute of Health, or NIH, and the Biomedical Advanced Research and Development Authority, or BARDA, and approximately $12 million from the

Department of Defense, PATH/Gates Foundation, the Cystic Fibrosis Foundation and other strategic research and development collaborations. We believe that our ability to attract significant financial investments and grant funding underscores the recognized need for new anti-infective products and the strength of our product candidate portfolio.

        We have assembled a senior management team with substantial product development experience and a successful track record of navigating complex drug development and regulatory pathways. Our management team has over 175 years of combined drug development experience from proven biopharmaceutical companies, such as Abgenix, Inc. Aviron, Genentech, Inc., GlaxoSmithKline plc, Celgene Corporation, MedImmune (AstraZeneca), and Novartis AG among others, and has contributed to the development and launch of products with multi-billions in annual sales.

Strategy

        Our goal is to become a global leader in anti-infective immunotherapy by discovering, developing and commercializing best-in-class mAbs with the potential to significantly improve upon SOC treatments for life-threatening infections. Key elements of our strategy are as follows:

  •
  Efficiently advance our product candidates to worldwide approval and commercialization.  We intend to leverage the favorable regulatory environment in the infectious disease market and closely interact with the FDA, the European Medicines Agency, or the EMA, and other regulatory agencies to create efficient clinical development plans and expedite approval pathways for our product candidates. For development outside of the U.S., we will evaluate potential regional collaborations which may lead to more rapid and cost-effective path to market compared to a standalone strategy. Consistent with this strategy, we recently announced a licensing agreement with Serum AMR Products, an affiliate of Serum International BV (SIBV) and the Serum Institute of India, Ltd. The agreement grants Serum AMR a license to multiple programs from us for certain limited territories and access our MabIgX® platform technology for asset identification and selection. As with our prior out-licensing transaction involving several of our mAb programs to Shenzhen Hepalink Pharmaceuticals for the China territory, this transaction allows for the introduction of innovative anti-infective therapies that are effective against antibiotic resistant infections to a broader area of the world where antimicrobial resistance is particularly high.

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

  •
  Employ our APEX and MabIgX antibody discovery platforms to expand our product pipeline.  We believe our APEX and MabIgX platforms offer us distinct advantages over our peers in terms of new product candidate discovery and development. We can screen and identify functionally optimized B-cells from patients, and manufacture mAbs, by up to one year faster than traditional technologies. Our differentiated approach reduces mAb discovery and manufacturing time by up to one year compared to traditional technologies. We believe that using our technology, clinical drug supplies can be manufactured within one year from screening the patient's blood. We intend to continue to use our platform technologies to generate new product candidates for bacterial, viral and other infectious diseases where mAb immunotherapy has the potential to address deficiencies of current treatment alternatives.

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

        We are initially focused on respiratory infections in the ICU settings, particularly bacterial pneumonia caused by agents that have approximate prevalence as shown in Figure 2. In the U.S., there are approximately 628,000 cases of HAP and VAP (DRG 2016). HAP due to methicillin-resistant Staphylococcus aureus, or MRSA, infections results in substantial loss of life with an annual worldwide incidence of approximately 200,000 patients (Decision Resources, 2016 data) and mortality rates as high as 50% depending on the patient population and treatment regimen (Methicillin-Resistant Staphylococcus Aureus, Decision Resources, 2016). Mechanical Ventilation for VAP patients costs over $30 billion annually in the U.S. Infections due to MRSA represent a high-value segment of the overall antibiotics market. According to this report, the worldwide market for existing therapies for MRSA infections was over $800 million in 2015. The progressively aging population is expected to increase the number of MRSA infections that result in HAP. Moreover, MRSA infections are associated with significantly longer hospital stays, repeated hospitalizations and increased healthcare costs. Currently, the median hospital stay of a patient with VAP is 29 days, and the average length of ICU stay is 19 days. The median total hospitalization costs for a VAP patient is approximately $198,000. Current SOC antibiotics for MRSA pneumonia is dominated by five antibiotics: Linezolid, Daptomycin, Vancomycin, Ceftaroline and Tigecycline, which combined have approximately 90% market share. There is a significant need for new anti-MRSA agents given the S. aureus resistance rate of 31% to 53%. We believe that the addition of AR-301 to SOC antibiotics has the potential to improve clinical outcome and could be effective in patients with MRSA infections.

Figure 2
Most Common Bacterial Pathogens in ICU Pneumonia

 Figure 3
Potential Addressable Patient Population of our mAb

	AR-301 Potential Addressable Patient Population
			AR-105 Potential Addressable Patient Population	AR-101 Potential Addressable Patient Population
		Gram (–) HAP/VAP/HCAP
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

        We initiated the first of two Phase 3 pivotal trials in VAP patients in January 2019, which is currently ongoing.

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

Planned Development Activities

        We plan to conduct two pivotal clinical trials in pneumonia patients for regulatory approval in the U.S. and Europe. We had an end of Phase 2 meeting with the FDA in June 2017 on the two proposed primary efficacy endpoints, ventilation time and clinical cure, for these two Phase 3 clinical trials. We also submitted a briefing document and received feedback from the EMA's Scientific Advice experts in January 2018. We have reached concurrence with the FDA on a consolidated single primary endpoint, which may include the components of mortality, ventilation requirements and signs and symptoms of pneumonia and presented these to the EMA. Per discussions with clinical experts in the field, approximately a 15% or more improvement of AR-301 plus SOC over placebo plus SOC on these efficacy outcomes is deemed to be clinically meaningful. The first Phase 3 clinical trial is a randomized, double-blind, placebo-controlled active comparator AR-301 (20 mg/kg) plus SOC versus placebo plus SOC. We plan to enroll approximately 240 VAP microbiologically evaluable patients at approximately 130 clinical sites in over 20 countries. Assuming a treatment effect of clinical cure of 85% versus 65% in active drug treated patients would provide 90% power to demonstrate a statistically significant result. We also reached agreement with the FDA on the size of the safety database required for approval and we plan to include the following safety endpoints: immunogenicity, adverse events, and standard safety laboratory tests. We enrolled the first subject in the first quarter of 2019. The on-going COVID-19 epidemic has caused an impact on patient enrollment globally and the rate of clinical site activation. We provisionally expect to report an interim data readout in the second half of 2020, and complete enrollment and top-line data in the second half of 2021.

AR-101

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

Figure 11.
AR-101 Mechanism of Action

Background and Mechanism of Action

        Upon binding, AR-101 mediates the deposition of the human complement to the surface of P. aeruginosa bacteria. This antibody-complement complex leads to improved recognition by the host immune cells, which results in engulfment and killing of the bacteria (Figure 11). AR-101, like IgM antibodies in general, provides several advantages towards more effective bacterial killing. They possess ten binding sites rather than two for IgG, and they are 100 to 1,000 times more effective than IgG at binding and/or activating key enzymes that facilitate the killing of P. aeruginosa. As a result, IgM antibodies are becoming more prevalent as candidates for drug therapies.

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

        In parallel, we also conducted a contemporaneous cohort study of the incidence and outcome of HAP and VAP caused by various P. aeruginosa serotypes in critically ill patients. The data were extracted from the medical files of the patients selected according to eligibility criteria similar to those of our Phase 2a study. Cohort patients infected with P. aeruginosa serotype O11 (14 patients in total) had a lower survival rate, cure rate, and microbiological resolution rate, as well as longer mean times on ventilator and in the ICU as compared to patients in our Phase 2a clinical trial who received a complete treatment of three 1.2 mg/kg doses of AR-101. A summary of the results of the Phase 2a study and the contemporaneous cohort study is shown in Figure 12 below.

Figure 12
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

Planned Development Activities

        We plan to announce the clinical development plan of AR-101 in the second half of 2020.

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

        An increasing concern with P. aeruginosa infections is the increasing incidence of multi-drug resistant hospital associated lung infections, including HAP and VAP, occurring in patients on mechanical ventilators. It is estimated that the addressable patient population in the United States, EU and Japan combined is approximately 478,000 patients. As a result, we are developing AR-105 plus SOC antibiotics as an adjunctive therapy to treat HAP and VAP. AR-105 was shown to be well tolerated in the completed Phase 1 clinical trial in healthy volunteers. In September 2019, we reported results for our global Phase 2 clinical trial evaluating our product candidate AR-105.

        Alginate production is a hallmark of chronic P. aeruginosa infection and progressive decline in lung function in patients with cystic fibrosis. As a result, we believe that AR-105 can potentially be developed as a therapy to treat P. aeruginosa infection in cystic fibrosis patients. We plan to explore the mAb utility in this indication in the future.

Background and Mechanism of Action

        AR-105 specifically binds to P. aeruginosa alginate expressed on the cell surface of P. aeruginosa. AR-105 binding activates the C3b component of the complement system, a part of the immune system which binds to the bacterial cell wall in a process called antibody opsonization. The cell surface bound antibody and C3b are then recognized by receptors on the cell surface of immune cells called polymorphonuclear leukocytes, which results in the phagocytosis, or ingestion, and killing of the bacterial cell (see Figure 13).

Figure 13
Mechanism of Action of AR-105 mAb

Clinical Development Summary

        In 2017 we completed an open-label, single ascending dose Phase 1 clinical trial of AR-105 in which all subjects received one intravenous dose of AR-105. The trial consisted of three dose cohorts of AR-105 with safety and pharmacokinetics outcome as shown in Figure 14. Cohort one received two mg/kg of AR-105 (n=five subjects), cohort two received eight mg/kg of AR-105 (n=six subjects), and cohort three received 20 mg/kg of AR-105 (n=five subjects). The dose levels for the study were selected based on animal studies showing prophylactic and therapeutic effects in a pneumonia animal model and toxicological studies. The results showed that AR-105 was well tolerated at all dose levels tested, with no SAEs observed, and a total of 14 AEs that were deemed to be non-remarkable and typical of mAb infusion (e.g. infusion site edema, headache, etc.). Furthermore, the PK profile of AR-105 was found to be consistent with the known PK profiles of IgG1 mAbs.

 Figure 14
Summary of AR-105 Phase 1 Study

A)	Safety summary—No SAEs observed at any dose levels	B)	Pharmacokinetic profile was typical of a non-tissue binding IgG1, with a plasma T1/2 life ~21 days

C)
Top-Line Results from Phase 2 Clinical Study

        It was announced in September 2019 that the recently completed study did not meet its primary endpoint of demonstrating superiority in Clinical Cure rates on Day 21 compared to placebo. Furthermore, there was a statistically significant imbalance in all-cause mortality, as well as Serious Adverse Event (SAE) rates between treatment groups that favored placebo. However, no SAE or mortality in the study was deemed to be drug related by the study investigators or the study's Data Monitoring Committee. The full data set is currently being analyzed to better understand these top-line results and report the final analysis as soon as possible.

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

        Several preclinical animal models have demonstrated the protective activity of AR-105 treatment against P. aeruginosa infections. AR-105 prevented both morbidity and mortality resulting from infection when administered intravenously either prophylactically or therapeutically in an acute P. aeruginosa pneumonia mouse model. AR-105 had a synergistic effect when combined with antibiotics tobramycin (Figure 15 Left Panel) or meropenem (Figure 15 Right Panel) in P. aeruginosa infected mice exhibiting severe pneumonia (Figure 15).

 Figure 15
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

Planned Development Activities

        We are completing the final analysis of the data from the Phase 2 clinical trial

AR-501

        To complement our suite of targeted antibody product candidates, we are developing AR-501 (gallium(III) citrate) as an anti-infective therapy to manage both chronic lung infections in cystic fibrosis patients. AR-501 exhibits broad antimicrobial activity against antibiotic resistant gram-negative and gram-positive bacteria in free-living, or planktonic, and biofilm communities, as well as against non-tuberculosis mycobacteria and fungi. We believe AR-501's unique combination of broad spectrum antimicrobial activity against pathogens, lower propensity to develop resistance than inhaled TOBI

(tobramycin) and Cayston (aztreonam), and less frequent dosing as compared to SOC, make it an ideal candidate for treatment of chronic polymicrobial infections, such as lung infections in cystic fibrosis patients. AR-501 has been granted Fast-Track and QIDP designations by the FDA.

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

Clinical Data Summary

        More than 50 published human clinical trials conducted in more than 1,000 cancer patients attest to the safety of systemic Ga(III) compounds and establish a tolerated dose that greatly exceeds the dose at which we project AR-501 will be used. Recently an open-label Phase 1 proof-of-concept clinical trial of Ganite administered intravenously to cystic fibrosis patients showed evidence of an improvement in lung function and reduction of P. aeruginosa burden in the lungs. Investigators at the University of Washington, or UW, and the Cystic Fibrosis Foundation conducted the clinical study, and we analyzed patient samples to determine pharmacokinetics. The aim of the study was to assess the pharmacokinetics, lung distribution, and safety of intravenous Ga(III) in cystic fibrosis patients. This non-randomized Phase 1 study comprised two dosing cohorts (cohort one: n=9 patients, cohort two: n=11 patients). Analysis of subjects' sputum, urine, and plasma showed persistent Ga(III) levels in sputum up to 28 days after a single dose. Encouragingly, a number of patients in both cohorts showed significant reduction in sputum P. aeruginosa and an improvement in steady forced expiratory volume (FEV1) throughout the 28 days. We anticipate that inhaled AR-501 can result in at least 100-fold higher Ga(III) concentration in the lungs. The UW investigators continue to develop Ganite as an intravenous treatment for cystic fibrosis associated lung infections and initiated a randomized, double-blind Phase 2 clinical study in cystic fibrosis patients. This study was completed in the second half of 2018 and provided clinical evidence of the safety and efficacy of Ga(III) in cystic fibrosis patients (see

Goss, C. et al. The Ignite Study: IV Gallium Nitrate As A Treatment For Chronic Pseudomonas Aeruginosa Infection In CF. North American Cystic Fibrosis Conference Abstract number 307, 2018).

Preclinical Data Summary

        AR-501 exhibits antimicrobial activity in diverse in vitro and in vivo bacterial infection models. The in vitro activity of Ga(III) salts extends to many gram-negative and some gram-positive bacteria, non-tuberculosis mycobacteria, fungi and in vivo activity has been demonstrated against P. aeruginosa when administered via inhalation and intraperitoneal injection. We showed that persistent exposure of P. aeruginosa to gallium(III) citrate did not change the minimum inhibitory concentration, or MIC, whereas parallel studies demonstrated a greater than eight-fold rise in MIC for the antibiotics tobramycin, vancomycin, or aztreonam. Thus, we believe that for mechanistic reasons, bacteria are less likely to develop resistance to Ga(III) compounds than to conventional antibiotics. Pharmacokinetic studies of inhaled AR-501 in mice showed the initial half-life was 0.6 hours and the terminal half-life was 40.0 hours. In preclinical animal lung infection studies, AR-501 at an inhaled dose as low as 3.7 mg/kg is protective against a lethal challenge with P. aeruginosa strain PA103.

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

Planned Development Activities

        The Phase 1 portion of the clinical study is currently in progress in healthy adults. We expect to report the top-line data on the first part of the clinical study in healthy subjects in the first half of 2020.

AR-201

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

        Compared to Synagis, AR-201 has higher affinity for F protein (700 pM versus 60 pM) and superior in vitro neutralization activity. AR-201 was found to bind to naturally occurring Synagis-resistant strains. AR-201's epitope is distinct from that of Synagis, and as a result, can potently neutralize Synagis-resistant isolates. Preliminary cotton rat testing demonstrates that AR-201 provides comparable protection to Synagis in this animal model. We intend to develop AR-201 for the prevention of RSV in neonates and in additional high-risk patients. As part of a recent NIH Small Business Innovation Research, or SBIR, award, we are using recombinant approaches to extend the half-life of AR-201 to create a potential for once-a-season dosing, which we believe will provide opportunities for introduction of anti-RSV prophylaxis into worldwide markets that are not served by the existing Synagis product. This program is licensed exclusively to the Serum Institute of India.

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

Our MAbIgX® and APEXTM Fully Human Antibody Discovery Platform

        Our proprietary MabIgX and APEX discovery platforms enable us to rapidly screen, identify and optimize fully human therapeutic mAb product candidates directly from the B-cells of patients. We have developed a method of selecting rare, potent B-cells isolated either from convalescent individuals who have successfully survived an infection with the pathogen or healthy individuals who have been actively immunized with a vaccine against a target pathogen. These B-cells produce antibodies that are highly relevant for the body's defense against a particular pathogen and which we believe will be highly protective mAb therapeutic product candidates. Our mAb product candidates are of completely human origin, which we believe maximizes the antibodies' protection and effector functions and minimizes the risk of adverse reactions.

        We believe our MabIgX and APEX drug discovery platforms, which enable us to rapidly identify and manufacture naturally occurring fully human antibody product candidates, provides us with the following competitive advantages:

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

        Our technology enables us to overcome one of the major challenges in developing human therapeutic mAbs, which is the inability to easily select and culture antigen-induced mAb-producing human B-cells and to use them to construct continuous mAb-producing cell lines. We have defined the properties of circulating antigen-specific human B-cells recruited through the immune response to polysaccharide and protein antigens, and have optimized their enrichment and propagation in culture for the production of fully human mAbs. After isolation, these highly antigen-specific human B-cells are for large scale manufacturing of our fully human mAbs.

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

        Our APEXTM platform technology is also designed to discover new monoclonal antibody products directly from patients but extends beyond MabIgX's utility in its B-cell screening capacity, with its ability to increase mAb productivity from existing mammalian production cell lines, and the involvement of a novel CHO based production cell line technology that differs from MabIgX's usage of hybridoma cell line. APEX allows for the unbiased discovery of new and highly potent antibodies against pathogens and a methodology to maximize the production/yield of selected antibodies on commercial scale. The platform technology is comprised of a silicon wafer-based array of nanoliter sized tissue microculture wells that enable rapid screening of antibody secreting cells, enabling discovery of potent antibodies against targets such as viruses within one day of a pandemic outbreak. It also features CRISPR enabled activation of endogenous genetic control elements that dramatically increase the yield of biotherapeutic drugs from manufacturing production cell lines, and a proprietary production cell line that is designed to rapidly manufacture multiple monoclonal antibody therapeutics at approximately half the manufacturing cycle time than current available manufacturing technologies.

        APEXTM is expected to facilitate the rapid discovery and production of critical therapies for companies operating in the biopharmaceutical, biomanufacturing and biosimilar space. A summary of the APEX technology suite is shown in Figure 16.

Figure 16.
APEXTM Technology Suite Comprises Several Related Technologies that Enable Rapid Discovery of mAb and Scale up Manufacturing

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

        As of December 31, 2019, our patent estate includes approximately 65 issued patents (approximately 25 of which are in the U.S.) and approximately 20 pending patent applications (approximately five of which are in the U.S.), which we either own or for which we have an exclusive commercial license (either in its entirety or within our field of use), as is more fully described below.

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

AR-201: Anti-Respiratory Syncytial Virus mAb

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

Licensing Agreements

University Licensing Agreements

The University of Chicago—Exclusive Licensing Agreement

        We are party to an exclusive licensing agreement, or the UChicago agreement, with The University of Chicago, or UChicago for our AR-301 product candidate, which we entered into in 2018. This exclusive license agreement superseded the co-exclusive license agreement between us and UChicago, which we entered into in 2017. The UChicago agreement granted to us a worldwide exclusive, royalty-bearing license under UChicago's rights in methods relating to certain licensed patents arising from the disclosure entitled, "Vaccine protection against Staphylococcus aureus pneumonia" regarding the work of Professors Juliane Bubeck Wardenburg and Loaf Schneewind. The UChicago agreement also granted to us the right to sublicense. We paid UChicago aggregate exclusivity payments of $150,000 under the terms of the exclusive license agreement and co-license agreement.

        We also are obligated to pay UChicago low single digit percentage royalties on net sales of licensed products, with a minimum royalty required per year once sales begin and ending when the last-to-expire patent covering such product expires, in addition to certain other milestone and other payments. The aggregate milestone payments under the UChicago agreement potentially total up to $1.6 million.

        The agreement provides that we have certain obligations to conduct further research and development and are obligated to utilize reasonable efforts to commercialize the UChicago licensed patent rights as licensed products.

        The term of the agreement continues until the expiration of the last to expire patents (which is expected to be in 2031), or until the agreement is earlier terminated. We may terminate the agreement upon 90 days' prior written notice. Additionally, UChicago will have the right to terminate the agreement upon any of the following events:

  •
  We fail to make a payment within 30 days written notice of default;

  •
  A breach of the agreement occurs that has not been cured in 30 days;

  •
  We become insolvent, make an assignment for the benefit of creditors, or if a petition for bankruptcy is filed;

  •
  We are dissolved or liquidated; and

  •
  We fail to commence specific clinical trials prior to the fifth (5th) anniversary of the co-exclusive agreement.

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

        We are obligated to pay BWH low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product or process, with a minimum royalty required per year once sales begin, and certain other milestone and other payments. We are responsible for diligently prosecuting and maintaining the licensed patent rights, at our sole cost and expense. The aggregate milestone payments under the BWH Agreement potentially total up to $860,000.

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

        We also are obligated to pay UIRF low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product or process, and certain other milestone and other payments. The aggregate milestone payments under the UIRF agreement potentially total up to $712,500. We are responsible for diligently prosecuting and maintaining the licensed UIRF patent rights, at our sole cost and expense.

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

        We also are obligated to pay BYU low single digit percentage royalties on the Adjusted Gross Sales as defined in the BYU Agreement, and certain other payments. The aggregate milestone payments under the BYU Agreement potentially total up to $400,000. BYU is responsible for diligently prosecuting and maintaining the licensed BYU patent rights and we will reimburse them for one-third of their costs.

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

        We also are obligated to pay PHS low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product or process with a minimum royalty required per year, and certain other payments. The aggregate milestone payments under the PHS Agreement potentially total up to $850,000. PHS is responsible for diligently prosecuting and maintaining the licensed PHS patent rights, and we reimburse them for a portion of their costs.

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

Cystic Fibrosis Foundation Agreement

        In December 2016, pursuant to a letter agreement between us and the Cystic Fibrosis Foundation, we received an award for up to $2.9 million from the Cystic Fibrosis Foundation to advance research on potential drugs utilizing inhaled gallium citrate anti infective. On November 26, 2018, pursuant to an amendment to the letter agreement, the Cystic Fibrosis Foundation increased the potential award to up to approximately $7.5 million. Under the award agreement, the Cystic Fibrosis Foundation will make payments to us as certain milestones are met. The award agreement also contains a provision whereby if we spend less on developing a potential drug utilizing inhaled gallium citrate anti infective than we actually receive under this award agreement, we will be required to return the excess portion of the award to the Cystic Fibrosis Foundation. No liability related to this excess amount was recorded by us as of December 31, 2019 and 2018.

        In the event that development efforts are successful and we commercialized a drug from these related development efforts, we may be subject to pay to Cystic Fibrosis Foundation a one-time amount equal to nine times the awarded amount. Such amount shall be paid in not more than five annual installments.

        In the event that we license rights to the product in the field to a third party, sell the product, or consummate a change of control transaction prior to the first commercial sale, we shall pay to the Cystic Fibrosis Foundation an amount equal to fifteen percent (15%) of the amounts received by us and its shareholders in connection with such disposition up to nine times the actual awarded amount received from the Cystic Fiborisis Foundation.

        In the event that the development efforts are delayed, which result from events within our control, for more than one hundred eighty (180) consecutive days at any time before we first commercialize the drug from the related development efforts, the Cystic Fibrosis Foundation may provide an interruption notice to us. We then have thirty (30) days to respond to such notice. If we do not respond within thirty (30) days, an interruption license shall be effective. The interruption license to the Cystic Fibrosis Foundation is an exclusive, worldwide license under the development program technology to manufacture, have manufactured, license, use, sell, offer to sell, and support the product in the field and includes financial conditions for both parties.

        None of these events have occurred as of December 31, 2019.

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

Corporate Licensing Arrangements

Serum Institute of India (via Serum AMR Products)

        In July 2019, we entered into an Option Agreement for Exclusive Product and Platform Technology License (the Option Agreement) with Serum International BV, a company incorporated in the Netherlands (SIBV). Pursuant to the Option Agreement, SIBV made a fee payment to us in the amount of $5 million.

        In September 2019, we entered into a License, Development and Commercialization Agreement (the License Agreement) with Serum AMR Products, a Netherlands based company (SAMR), which is a wholly owned subsidiary of SIBV, pursuant to the previous Option Agreement, and received an upfront cash payment of $10 million (in addition to the $5 million that was initially received upon the parties entering into the Option Agreement).

        Pursuant to the License Agreement we granted to SAMR the following:

  a.
  Limited Territory Intellectual Property (IP) Licenses—exclusive licenses to develop, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize our products related to AR-301, AR-105, and AR-101 (Aridis Products) in (a) the country of India, and (b) all other countries of the world except the USA, Canada, EU Territory, UK, China, Australia, South Korea, Brazil, New Zealand, and Japan (the Limited Territory) for the term of the License Agreement. For our products AR-105 and AR-101, the countries do not exclude South Korea and Brazil. These licenses do not include the right to label, package, manufacture or have manufactured the products; however, we granted to SAMR a separate option for manufacturing rights related to these products, as discussed below.

  b.
  Worldwide Territory IP License—an exclusive license to develop, manufacture, make, have made, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize the AR-201 product in all countries of the world except China, Hong Kong, Macau and Taiwan (the Worldwide Territory) during the term of the License Agreement.

  c.
  Research & Development Option—the right for us to provide research services for the identification of up to five (5) candidates for SAMR Products including candidate development and an exclusive license to develop, manufacture, make, have made, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize these development products in the Worldwide Territory, during the term of the License Agreement. The five candidates should be identified and the development plans related to this option are required to be agreed upon within 12 months of the License Agreement.

  d.
  Manufacturing Rights Option—The initial license granted above for the Limited License Products does not allow for manufacturing. This option provides incremental rights related to the Limited License Products beyond what is granted as part of the licensing discussed above—i.e., an exclusive license for use by SAMR to manufacture and supply the Limited License Products for SAMR's own use (in the Limited Territory) and to manufacture and supply the Products to us or our affiliates (for Aridis's use outside the Limited Territory) at commercially reasonable rates, and at sufficient capacity as specified in a manufacturing agreement that shall be negotiated and executed in good faith. The term of the manufacturing agreement shall be twenty (20) years. If a third party sublicensee of Aridis Products wishes to have Aridis Product manufactured by itself for the territory for which it has a license from us, then we shall have the right to buy back the manufacturing rights by paying to SAMR $5 million.

    SAMR agrees to exercise or waive this option by December 31, 2021. However, in order to exercise the option SAMR must first demonstrate, to our reasonable satisfaction, SAMR's ability for manufacturing consistency of Limited License Products in conformance to all regulatory FDA and EMA requirements. SAMR acknowledges that is must meet expected timelines for the expected approval date for the first Licensed Product and will need to have completed a ready production facility by December 31, 2020 in order to allow sufficient time for demonstration of capacity and consistency and completion of Quality Agreements.

  e.
  Development Support Activities—we will share our know-how related to the products in order to assist SAMR is its efforts to develop, receive regulatory approval for, and manufacture and sale the licensed products in SAMR's authorized territories. This will be performed under the direction of a Joint Steering Committee (JSC) and will follow the development plan approved by the JSC. As part of these activities each party shall share all relevant clinical data and regulatory documentation created by it anywhere in the world.

        Additionally, in certain circumstances, SAMR and us will agree to commit to negotiate in good faith to extend the rights granted in the License Agreement to include an exclusive license to make, have made, import, use and have used, and sell and have sold, certain Aridis Products in the European Union during the Term. Such an obligation upon us to negotiate such rights is preconditioned upon the demonstration of certain milestones by SAMR, including its obtaining, under certain funding programs, sufficient financial support to cover all requisite clinical development and manufacturing development costs, under terms which allow distribution of Aridis Products at commercially reasonable prices and without materially hindering distribution of Aridis Products in any other territories.

        Commencing upon the effective date of the License Agreement, SAMR shall make commercially reasonable efforts to obtain all regulatory approvals, to have approved for commercialization and sale, and to commercialize and sell (i) Aridis Products in the Limited Territory, and (ii) SAMR Products and the AR-201 product in the Worldwide Territory.

        In addition to the upfront payments noted above, upon the achievement of certain milestones, SAMR shall pay us up to $42.5 million in milestone fees related to the products covered in the License Agreement. SAMR shall also be obligated to pay us royalties ranging from 4% to 6% on net sales of all licensed products, except for Aridis Products in the European Union, should such be authorized at a later date, which require payment of 20% royalties on the net sales of those products.

Kenta Biotech Ltd.

        We are a party to an asset purchase agreement with Kenta Biotech Ltd., or Kenta, a for profit corporation duly incorporated in Schlieren (Canton of Zurich, Switzerland). The asset purchase agreement contains a licensing arrangement based upon the worldwide out-licensing or net sales of certain of Kenta's physical assets, contracts and technology. Pursuant to such agreement, we were obligated to pay Kenta a fixed purchase price, which was fully paid during 2013 and 2014, and are obligated to pay a declining scale of royalties on gross licensing revenues from either out-licensing of the assets or net sales revenues actually received by us up to a maximum of $50 million.

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

        Emergent is obligated to pay us low single digit percentage royalties on net sales from their and their sublicensee's sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments that we are entitled to pursuant to the Emergent Agreement potentially total up to $2.8 million.

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

Joint Venture

Joint Venture with Shenzhen Hepalink Pharmaceutical Group Co., Ltd.

        We entered into a Joint Venture Contract, as amended, effective August 6, 2018, or the JV Agreement, with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a People's Republic of China company, or Hepalink, a related party and significant shareholder in the Company, pursuant to which we formed a Joint Venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd., or SABC, a People's Republic of China Company, to develop, manufacture, import and distribute AR-101, AR-301 and AR-105 in China, Hong Kong, Macau and Taiwan, collectively, referred to as the Territory. The Joint Venture received regulatory approval in China and SABC was formed on July 2, 2018.

        Hepalink contributed the equivalent of $7.2 million in renminbi, the official currency of the People's Republic of China, and owns 51% of the capital of SABC and we contributed (i) $1.0 million in cash and (ii) a license to AR-101, AR-301 and AR-105 pursuant to an Amended and Restated Technology License and Collaboration Agreement between us and SABC and we own 49% of the capital of SABC. In addition, Hepalink will provide SABC with clinical and regulatory personnel services for clinical and regulatory review, application and filing procedures in the Territory and we will provide clinical and regulatory personnel services to assist in coordination of the execution of the clinical study in China and also with CMC personnel services for drug supply and manufacturing planning. Hepalink is obligated to make an additional equity investment of $10.8 million into SABC in connection with a future financing of SABC provided that (i) such financing does not occur earlier than January 1, 2019, (ii) top-line clinical results of the first global AR-301 Phase 3 study are available, (iii) CFDA approval for a Phase 3 clinical trial in China is granted, (iv) we have not breached the Amended and Restated Technology License and Collaboration Agreement and (v) the SABC Board has

approved such financing. If and to the extent these milestone events occur and Hepalink contributes additional capital to SABC, our 49% ownership stake in SABC will be diminished in proportion to such investment. It was agreed by the parties that we shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105.

        The Board of Directors of SABC consists of five directors, of which Hepalink appoints three members and we appoint two members. The term of office for each director is for four years. The Chief Executive Officer and Chief Financial Officer of SABC were approved by unanimous consent of the Board of Directors of SABC. The term of SABC is 20 years from the date of formation.

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

Employees

        As of December 31, 2019, we had twenty-five full time employees, seven part-time employees and several consultants. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

        We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2019, we reported a net loss of approximately $29.7 million. As of December 31, 2019, we had an accumulated deficit of $100.8 million.

        To become and remain profitable, we or our partners must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we or our partners may obtain regulatory approval. We or they may not succeed in these activities, and we may never generate revenue from product sales that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, upfront payments pursuant to collaboration and license agreements, government grants and capital lease and equipment financing. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Our ability to achieve profitability is dependent on our ability, alone or with others, to complete the development of our products successfully, obtain the required regulatory approvals, manufacture and market our proposed products successfully or have such products manufactured and marketed by others, and gain market acceptance for such products. There can be no assurance as to whether or when we will achieve profitability.

Our consolidated financial statements include an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

        Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, we have included disclosure in our consolidated financial statements expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing.

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

        We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to seek additional funding through public or private equity or debt financings, collaborative relationships, license agreements, capital lease transactions or other available financing transactions. However, there can be no assurance that additional financing will be available on acceptable terms, if at all, and such financings could be dilutive to existing security holders. Moreover, in the event that additional funds are obtained through arrangements with collaborators, such arrangements may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

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

        We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our three lead product candidates are AR-301, AR-501 and AR-101. We initiated a Phase 3 pivotal trial of AR-301 in VAP patients, AR-501 is in Phase 1/2a clinical testing and AR-101 is ready for Phase 2/3 pivotal testing. We cannot be assured that our planned clinical development for our product candidates will be completed in a timely manner, or at all, or that we, or any future partner, will be able to obtain approval for our product candidates from the FDA or any foreign regulatory authority.

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

  •
  COVID-19 pandemic may be protracted and cause a significant decline in patient enrollment rate; and

  •
  our collaborators may decide not to pursue further clinical trials.

        Our estimate that the AR-301 Phase 3 study is a 90% power study is based on an assumed 20% effect size. If the actual effect size is less than 20%, the probability that we reach statistical significance would be reduced to a level lower than 90%, which may negatively affect the approval process for AR-301. If the Cystic Fibrosis Foundation does not continue to provide sufficient level of funding support, we may not be able to complete the Phase 1/2a clinical trial relating to AR-501.

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

  •
  clinical trial sites being overtaxed by treating COVID-19 patients;

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

        Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies'lack of experience with them. Only two mAbs have been approved by the FDA. Synagis which stimulates the immune system to target a viral infection and ZINPLAVA to reduce recurrence of Clostridium difficile infections. The novelty of our platform may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform.

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

        Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the design or results of later-stage clinical trials. The results regarding initial tolerability and clinical activity generated to date in clinical trials for our AR-301 and AR-101 product candidates in HAP and VAP patients do not ensure that later clinical trials will demonstrate similar results. While we have observed in exploratory analysis statistically significant improvements in the outcomes of some of our clinical trials, many of the improvements we have seen have not reached statistical significance. Statistical significance is a statistical term that means that an effect is unlikely to have occurred by chance. In order to be approved by the FDA, European Medicines Agency, or other drug approving authorities, product candidates must demonstrate that their effect on patients' diseases in the trial is statistically significant and clinically meaningful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Early clinical trials frequently enroll patient populations that are different from the patient populations in later trials, resulting in different outcomes in later clinical trials from those in earlier stage clinical trials. In addition, adverse events may not occur in early clinical trials and only emerge in larger, late-stage clinical trials or after commercialization. Companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. If later stage clinical trials do not demonstrate efficacy and safety of our product candidates, we will not be able to market them and our business will be materially harmed.

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

        We have been granted orphan drug designation for our AR-101 and AR-301 drug candidates in the European Union, as well as orphan drug designation for our AR-101 drug candidate in the U.S. Although we may apply for orphan drug designation for other product candidates, we may develop in both the U.S. and EU, applicable regulatory authorities may not grant us this designation. In addition, even if such status is obtained for any other product candidate that we may develop, that exclusivity may not effectively protect the candidate from competition because other drugs, such as those with different active ingredients or molecular structures, can be approved for the same condition. Furthermore, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

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

        Because of the specialized scientific nature of our business and the novel properties of our antibody platform, our success is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. We depend greatly on our founders Dr. Vu Truong, our Chief Executive Officer, Chief Scientific Officer and a Director, and Dr. Eric Patzer, our Executive Chairman. We will also need to recruit a significant number of additional personnel in order to achieve our operating goals and financial reporting obligations. In order to pursue our product development and marketing and sales plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. We also rely on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all. The failure to attract and retain qualified personnel, consultants and advisors could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  employee absenteeism as a result of coronavirus outbreaks;

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

        The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our Phase 3 pivotal trial for AR-301 and our Phase 1 clinical trial for AR-501 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to AR-301 and AR-501 or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Business disruptions could seriously harm future revenue and financial condition and increase our costs and expenses.

        Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

        Our corporate headquarters are located in San Jose, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

        Any disruption in production or inability to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as the recent outbreak of the coronavirus), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States government, political unrest or unstable economic conditions. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidate and impair our competitive position.

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

        We entered into a Joint Venture Contract, as amended effective August 6, 2018, or the JV Agreement, with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a People's Republic of China company, or Hepalink, a related party and significant shareholder in the Company, pursuant to which we formed a Joint Venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd., or SABC, a People's Republic of China Company, develop, manufacture, import and distribute AR-101, AR-301 and AR-105 in China, Hong Kong, Macau and Taiwan, collectively, referred to as the Territory. The Joint Venture received regulatory approval in China and SABC was formed on July 2, 2018.

        Hepalink contributed the equivalent of $7.2 million in renminbi, the official currency of the People's Republic of China, and owns 51% of the capital of SABC and we contributed (i) $1.0 million in cash and (ii) a license to AR-101, AR-301 and AR-105 pursuant to an Amended and Restated Technology License and Collaboration Agreement between us and SABC and we own 49% of the capital of SABC. It was agreed by the parties that we shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. In addition, Hepalink will provide SABC with clinical and regulatory personnel services for clinical and regulatory review, application and filing procedures in the Territory and we will provide clinical and regulatory personnel services to assist in coordination of the execution of the clinical study in China and also with CMC personnel services for drug supply and manufacturing planning. Hepalink is obligated to make an additional equity investment of $10.8 million into SABC in connection with a future financing of SABC provided that (i) such financing does not occur earlier than January 1, 2019, (ii) top-line clinical results of the first global AR-301 Phase 3 study are available, (iii) CFDA approval for a Phase 3 clinical trial in China is granted, (iv) we have not breached the Amended and Restated Technology License and Collaboration Agreement and (v) the SABC Board has approved such financing. If and to the extent these milestone events occur and Hepalink contributes additional capital to SABC, our 49% ownership stake in SABC will be diminished in proportion to such investment.

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

        The biopharmaceutical industry is highly competitive. There are many public and private biopharmaceutical companies, public and private universities and research organizations actively engaged in the discovery and research and development of products for infectious disease. Several companies are developing mAbs to treat infections, including Merck & Co., AstraZeneca, and Alopexx Enterprises, LLC.

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

        We believe we have adequate levels of clinical trial liability insurance for our domestic and international clinical trials. However, there can be no assurance that we will be able to maintain such insurance or that the amount of such insurance will be adequate to cover claims. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim outside the scope of indemnity or insurance coverage, if the indemnity is not performed or enforced in accordance with its terms, or if our liability exceeds the amount of applicable insurance. In addition, there can be no assurance that insurance will continue to be available on terms acceptable to us, if at all, or that if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by us or our collaborators.

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

        Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how these decisions, subsequent appeals and other efforts to challenge, repeal or replace the PPACA will affect the law or our business. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

  •
  our announcements or our competitors'announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

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

  •
  catastrophic weather and/or global disease outbreaks, such as the recent COVID-19 pandemic; and or

  •
  other events or factors, many of which may be out of our control.

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

        The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines

Our 10% or more stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

        As of December 31, 2019, our executive officers, directors and 10% or more stockholders, together with their respective affiliates, beneficially owned approximately 31.4% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

        We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our consolidated financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

        We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

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

        In the event of a liquidation, dissolution or winding-up of us, whether voluntary or involuntary, the proceeds and/or our assets may not be sufficient to repay the aggregate investment you purchased in our company. In this event, you could lose some or all of your investment.

We have identified a material weakness in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

        Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal controls resulting from our finance department not being able to process complex, non-routine transactions in a timely manner.

        While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and expect to hire additional senior accounting staff to complete the remediation by the end of 2020. We expect to incur additional costs to remediate this weakness, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

        Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are currently located in San Jose, California, where we lease approximately 4,500 gross square feet of office and laboratory space on a month to month basis. We have been given the option by our landlord of moving our offices to the first floor of our office building or moving out. We are currently considering such a move or a move to another facility in the San Jose area all of which have suitable space for our present needs. We plan to vacate our current corporate headquarter premises and move to new premises by mid-2020.

Item 3.    Legal Proceedings

        A complaint was filed on February 18, 2020 in the New York State Supreme Court against us by an investor who invested in our company's preferred stock in July 2017 which was prior to our initial public offering in August 2018. The complaint alleges, among other things, that we breached our contract and fiduciary duty, by not issuing additional securities to the investor as a result of our initial public offering. The plaintiff is asking for approximately $277,000 in compensatory damages. We believe that all of the claims in the complaint are without merit and intend to defend vigorously against them.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        On August 14, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol "ARDS". Prior to that time, there was no public market for our common stock.

Stockholders

        As of March 16, 2020, there were 76 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

        We are a late-stage biopharmaceutical company focused on the discovery and development of non-antibiotic anti-infectives. A significant focus is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP.

        Recently we announced the development of a novel antibody discovery and production platform technology called APEXTM. This technology complements and further extends the capabilities of MabIgX® to quickly screen large number of antibody producing B-cells from patients and generation of high mAb producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches.

        Our lead product candidate, AR-301 has exhibited promising preclinical data and Phase 1/2a clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus , or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP, and expect to report top-line data in the second half of 2021.

        To complement and diversify our portfolio of targeted monoclonal antibodies, we are developing a broad spectrum small molecule non-antibiotic anti-infective gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (CFF) as a chronic inhaled therapy to treat lung infections in cystic fibrosis. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (QIDP) designations by the FDA. During the third quarter of 2019, the European Medicines Agency (EMA) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. We provisionally expect to report data from the Phase 1 portion of the trial into which healthy subjects were enrolled in the first half of 2020 and the Phase 2a portion with cystic fibrosis subjects in the second half of 2021.

        In September 2019, we reported results for our global Phase 2 clinical trial evaluating our product candidate AR-105, a fully human IgG1 monoclonal antibody for the treatment of VAP caused by gram-negative Pseudomonas aeruginosa (P. aeruginosa). The completed study did not meet its primary endpoint of demonstrating superiority in clinical cure rates on Day 21 compared to placebo. Furthermore, there was a statistically significant imbalance in all-cause mortality, as well as serious adverse event (SAE) rates between treatment groups that favored placebo. However, no SAE or mortality in the study was deemed to be drug related by the study investigators or the study's data monitoring committee. While no further development resources will be allocated towards AR-105, we will continue to analyze the full data set to better understand these top-line results. AR-105 has a different mechanism of action, directed against a different bacteria, and evaluated in a different patient population as compared to AR-301.

        To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock and debt securities. Current clinical development activities are focused on AR-301 and AR-501. Our expenses and resulting cash burn during the year ended December 31, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of VAP caused by the Staphylococcus aureus bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. These studies' startup phases, which contain a disproportionately high percentage of total study expenses, have been largely completed.

        We have incurred losses since our inception. Our net losses were approximately $29.7 million and $22.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had approximately $20.9 million of cash and cash equivalents and had an accumulated deficit of approximately $100.8 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

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

        In July 2019, we issued and sold 801,820 shares of restricted common stock in a private placement to Serum International B.V. ("SIBV"), an affiliate of Serum Institute of India Private Limited, and received total gross proceeds of $10 million, and after deducting commissions and offering costs of approximately $816,000, the net proceeds were approximately $9.2 million. In addition, we received an upfront cash payment of $5 million upon the execution of an option agreement with SIBV and received an additional upfront payment of $10 million in October 2019 in connection with a license agreement we executed in September 2019 with Serum AMR Products ("SAMR"), a party under common ownership of SIBV, and after deducting commissions of approximately $1.2 million, the net proceeds were approximately $13.8 million. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meeting our obligations for at least the one-year period following our consolidated financial statements issuance date.

        In September 2019, we entered into a Common Stock Sales Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a base prospectus covering the offering of up to $100 million in aggregate shares of securities as defined within the prospectus and a prospectus supplement of up to a maximum aggregate offering of $25 million in common stock in accordance with the ATM Agreement. As of December 31, 2019, we have not sold any shares of common stock under the ATM Agreement.

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

  •
  experience any delays or encounter issues with any of the above; and

  •
  experience protracted COVID-19 related delays.

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

Initial Public Offering

        On August 13, 2018, our registration statement on Form S-1 relating to our IPO of our common shares (the "IPO") was declared effective by the Securities and Exchange Commission ("SEC"). The IPO closed on August 16, 2018 and we issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.8 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.4 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, we issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $175,000.

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

SIBV License Agreement

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

        In September 2019, we entered into a License, Development and Commercialization Agreement (the "License Agreement") with SAMR. Pursuant to the License Agreement, we received upfront payments totaling $15 million, of which $5 million was received in July 2019 through the option agreement referred to above, and may receive milestone payments and royalty-based payments from SAMR if certain milestones and sales levels as defined in the License Agreement are met.

        Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. We allocated the proceeds received from the sale of the restricted common stock and upfront payment from the License Agreement, net of issuance and contract costs, of approximately $22.5 million accordingly:

  •
  we recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders' equity within our consolidated balance sheet;

  •
  we recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation; and

  •
  we capitalized approximately $2.1 million to contract costs, which consists of approximately $376,000 issuance costs from the equity allocation and approximately $1.7 million in other direct costs to obtain the License Agreement.

        In accordance with ASC 606, we determined that no performance obligations were satisfied as of December 31, 2019, and therefore, no revenue related to the License Agreement was recognized for the year ended December 31, 2019.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

        We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments are as follows:

Use of Estimates

        The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, best estimate of standalone selling price of revenue deliverables, long lived assets, income taxes, assumptions used in the Black Scholes Merton ("BSM") model to calculate the fair value of stock based compensation, assumptions used in the Monte Carlo Simulation ("MSM") model to calculate the fair value of warrants, deferred tax asset valuation allowances, valuation of the Company's common and convertible preferred stock, preclinical study and clinical trial accruals. Actual results could differ from those estimates.

Revenue Recognition

        Effective January 1, 2019, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition ("ASC 605"). We only had one contract within the scope of ASC 606 as of the adoption date. The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

        To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies performance obligations. We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

        As part of the accounting for customer arrangements, we must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the standalone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration should be included in the transaction price.

        The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We recognize revenue as or when the performance obligations under the contract are satisfied. We receive payments from our customers based on payment schedules established in each contract. We record any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on the consolidated balance sheet. Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the consolidated balance sheet. Amounts are recorded as other receivables on the consolidate balance sheet when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.

        We only had one contract within the scope of ASC 606 upon adoption that had not been completed, the Development Program Letter Agreement with CFF (the "CFF Agreement"), entered into in December 2016 and amended in November 2018 to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program. The most significant changes under ASC 606 relate to our determination of the transaction price at inception, determination of the standalone selling price for the performance obligation and at each reporting period the treatment of variable consideration in the form of milestone payments under the CFF Agreement. Under ASC 606, we are recognizing the revenue allocated to the one performance obligation measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the CFF Agreement. The cumulative-effect of adopting ASC 606 on January 1, 2019 was immaterial. Under ASC 605, we recognized revenue under the milestone method up to the limit of the prior approval funding amounts, and when the Company determined that it had earned the right to receive the recognized portion according to the terms of the grant awarded. The upfront payment of $200,000 was recognized straight-line over the term of the contract as we believed the upfront fee related to services performed throughout the contract period and the upfront fee did not represent a substantive milestone within the agreement.

        Revenue for the year ended December 31, 2018, was recognized in accordance with ASC 605 which required that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. During 2018, revenue includes grant awards and collaboration services entered into for specific research and development efforts. We recognized revenue under such awards and contracts as the related qualified research and development expenses were incurred or under the milestone method, up to the limit of the prior approval funding amounts, and when we determined that we had earned the right to receive the recognized portion according to the terms of the original grant awarded.

        Under the CFF Agreement, we recognized revenue of approximately $1.0 million and approximately $1.6 million for the years ended December 31, 2019 and 2018, respectively. We had a collaboration and option agreement with GlaxoSmithKline Biologicals S.A., or GSK, aimed at evaluating improved formulations for a rotavirus vaccine. In December 2018 at a meeting of the Joint Steering Committee, it was agreed by the parties to terminate the GSK collaboration and option agreement as it was considered by both parties to have been successfully completed. For the year ended December 31, 2018, pursuant to our GSK agreement, we recognized revenue of approximately $1.2 million. We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.

Research and Development Expenses

        We recognize research and development expenses to operations as they are incurred. Our research and development expenses consist primarily of:

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

        During the year ended December 31, 2018, we accounted for stock-based compensation arrangements with nonemployees by recording the expense of such services based on the estimated fair value of the common stock at the measurement date. The value of the equity instrument, including adjustment to fair value at each balance sheet date for the vested awards, is charged to operations over the term of the service agreement as earned.

Fair Value of Common Stock

        Prior to our initial public offering in August 2018, to assist our board of directors with the determination of the exercise price of our stock options and the fair value of the common stock underlying the options, we obtained third-party valuations of our common stock as of various dates since we began granting options, with concluded fair values between $2.89 per share and $17.91 per share. Our board of directors considered the fair values of the common stock derived in the third-party valuations as one of the factors it considered when setting the exercise prices for options granted. The valuations were performed in accordance with applicable elements of the AICPA Practice Aid. The AICPA Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the AICPA Practice Aid, we considered the following methods:

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

        Our board of directors also considered a range of objective and subjective factors and assumptions in estimating the fair value of our common stock on the date of grant, including: progress of our research and development efforts; our operating results and financial condition, including our levels of available capital resources; rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities; our stage of development and material risks related to our business; our commercial success in regard to our catheter sales; the achievement of enterprise milestones; the valuation of publicly-traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; equity market conditions affecting comparable public companies; the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering given prevailing market and biotechnology sector conditions; and that the grants involved illiquid securities in a private company. Following the closing of our public offering in August 2018, the fair value of our common stock on the date of grant is determined based on the closing price of our common stock on The Nasdaq Capital Market on the date immediately prior to the date of grant.

Income Taxes

        We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the years ended December 31, 2019 and 2018, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset

        We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the positions sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Going Concern

        We assess and determine our ability to continue as a going concern under the provisions of ASC 205-40, Presentation of Financial Statements—Going Concern, which requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting.

        Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for at least the one-year period following our consolidated financial statements issuance date, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

        The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change $
Revenue:
Grant revenue	$1,022	$1,589	$(567)
Collaboration revenue	—	1,168	(1,168)

Total revenue	1,022	2,757	(1,735)
Operating expenses:
Research and development	24,083	23,000	1,083
General and administrative	6,026	3,874	2,152

Total operating expenses	30,109	26,874	3,235

Loss from operations	(29,087)	(24,117)	(4,970)
Other income (expense):
Interest and other income, net	357	420	(63)
Change in fair value of warrant liability	—	1,632	(1,632)
Share of loss from equity method investment	(951)	(40)	(911)

Net loss	$(29,681)	$(22,105)	$(7,576)

        Grant Revenue.    Grant revenue decreased by $567,000 from $1.6 million for the year ended December 31, 2018 to $1.0 million for the year ended December 31, 2019 primarily due to the completion of milestones and recognition of revenue related to those milestones related to the grant award from the CFF during 2018.

        Collaboration Revenue.    There was no collaboration revenue in 2019. This is a decrease of $1.2 million in revenue compared to 2018. All 2018 revenue was from the GSK collaboration and option agreement which was terminated in December 2018.

        Research and Development Expenses.    Research and development expenses increased by approximately $1.1 million from $23.0 million for the year ended December 31, 2018 to $24.1 million for the year ended December 31, 2019 due primarily to an increase in spending on clinical trial activities and drug manufacturing for our Phase 3 pivotal trial of AR-301, which was initiated in January 2019, and an increase in spending on the Phase 1/2a clinical trial of our AR-501 program, which was initiated in the fourth quarter of 2018. These increases were partially offset by a decrease in spending on clinical trial activities and drug manufacturing for our AR-105 program and a decrease in spending on toxicology studies related to our AR-501 program.

        General and Administrative Expenses.    General and administrative expenses increased by approximately $2.2 million from $3.9 million for the year ended December 31, 2018 to $6.0 million for the year ended December 31, 2019 due primarily to increases in professional service fees, directors' and officers' related liabilities insurance expense, personnel related expenses, including stock-based compensation, Delaware franchise taxes, and patent related fees.

        Interest and Other Income, Net.    Interest and other income, net decreased by approximately $63,000 from $420,000 for the year ended December 31, 2018 to $357,000 for the year ended December 31, 2019 due primarily to a lower average cash balance.

        Change in Fair Value of Warrant Liability.    Change in fair value of warrant liability decreased by approximately $1.6 million from a gain of $1.6 million for the year ended December 31, 2018 to none for the year ended December 31, 2019 due to these Series A convertible preferred stock warrants were converted into common stock warrants which resulted in the warrant liability being remeasured upon our IPO in August 2018 and classified into additional paid-in-capital.

        Share of Loss in Equity Method Investment.    Loss from equity method investment increased by $911,000 from $40,000 for the year ended December 31, 2018 to $951,000 for the year ended December 31, 2019 due to our share of loss from our minority interest calculated under the equity method.

Liquidity, Capital Resources and Going Concern

        Our IPO closed on August 16, 2018 and we issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.8 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.4 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, we issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $175,000.

        In July 2019, we issued and sold 801,820 shares of restricted common stock in a private placement to SIBV, and received total gross proceeds of $10 million, and after deducting commissions and offering costs of approximately $816,000, the net proceeds were approximately $9.2 million. In addition, we received an upfront cash payment of $5 million upon the execution of an option agreement with SIBV and received an upfront payment of $10 million in October 2019 in connection with a License Agreement we executed in September 2019 with SAMR, and after deducting commissions of approximately $1.2 million, the net proceeds were approximately $13.8 million.

        In September 2019, we entered into a Common Stock Sales Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $100 million of shares of common stock in accordance with the ATM Agreement. As of December 31, 2019, we have not sold any shares of common stock under the ATM Agreement.

        We have had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2019 and 2018. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meeting our obligations for at least the one-year period following our consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

        Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(8,159)	$(24,271)
Investing activities	(174)	(1,677)
Financing activities	4,993	25,089

Net decrease in cash and cash equivalents	$(3,340)	$(859)

  Cash Flows from Operating Activities.

        Net cash used in operating activities was approximately $8.2 million for the year ended December 31, 2019, which was primarily due to our net loss of approximately $29.7 million, an increase of approximately $1.6 million in capitalized contract costs, resulting from the SAMR License Agreement, an increase of approximately $1.4 million in prepaid expenses, and a decrease of approximately $469,000 in accounts payable. The cash used in operating activities was partially offset by an increase of approximately $19.6 million in deferred revenue, resulting from the SAMR License Agreement, a decrease of approximately $1.7 million in accounts receivable, a decrease of approximately $438,000 in other assets, and the non-cash charges of approximately $2.0 million related to stock-based compensation, approximately $951,000 from the loss on our equity method investment, and approximately $338,000 in depreciation and amortization.

        Net cash used in operating activities was approximately $24.3 million for the year ended December 31, 2018, which was primarily due to our net loss of approximately $22.1 million, an increase of approximately $2.2 million in prepaid expenses, an increase of approximately $1.7 million in accounts receivables, an increase of approximately $648,000 in other assets, a decrease of approximately $97,000 in deferred revenue, and the non-cash gain of approximately $1.6 million on the change in fair value of preferred stock warrants. The cash used in operating activities was partially offset by an increase of approximately $1.3 million in accounts payable, an increase of approximately $800,000 in accrued liabilities, and the non-cash charges of approximately $1.7 million related to stock-based compensation, approximately $283,000 in depreciation and amortization, and approximately $40,000 from the loss on our equity method investment.

  Cash Flows from Investing Activities.

        Net cash used in investing activities of approximately $174,000 for the year ended December 31, 2019 was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

        Net cash used in investing activities of approximately $1.7 million during the year ended December 31, 2018 was due to the $1.0 million cash paid for our investment in a Joint Venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd., and approximately $677,000 purchase of equipment, primarily for diagnostic use in clinical trials.

  Cash Flows from Financing Activities.

        Net cash provided by financing activities of approximately $5.0 million during the year ended December 31, 2019 was due to net proceeds received from a private placement of our restricted common stock.

        Net cash provided by financing activities of approximately $25.1 million during the year ended December 31, 2018 was due to net proceeds received from our IPO (including over-allotment proceeds).

Future Funding Requirements

        To date, we have generated revenue from grants and contract services performed and funding from the issuance of convertible preferred stock and common stock sales. We do not know when, or if, we will generate any revenue from our development stage therapeutic programs. We do not expect to generate any revenue from sales of our therapeutic candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates. We expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our therapeutic candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

        Our future funding requirements will depend on many factors, including:

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the "SEC's") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Annual Report on Internal Controls Over Financial Reporting

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In connection with the audit of our consolidated financial statements for the year ended December 31, 2019, our management concluded that we had a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and we expect to hire additional senior accounting staff to complete the remediation by the end of 2020.

        We expect to incur additional costs to remediate this weakness, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

        An attestation report of our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

        In connection with the audit of our financial statements for the years ended December 31, 2018, we had a material weakness in our internal controls resulting from one individual having almost complete responsibility for the processing of financial information. Our efforts to remediate the identified material weakness included the hiring of a Vice President of Finance in November 2018 and an Executive Director of Technical Accounting and External Reporting in May 2019. With the hiring of these individuals we have implemented controls to strengthen our financial and accounting segregation of duties limitations and completed the remediation of this material weakness during 2019.

        No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2020 Annual Meeting of Stockholders (the "Proxy Statement"), which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

  (2)
  Financial Statement Schedules:

        All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

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
4.1	*	Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	@
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
License Agreement by and between the Registrant and Emergent Product Development Gaithersburg, Inc., dated January 6, 2010. (filed with the Registrant's Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.13
Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Registrant, dated February 11, 2018. (filed with the Registrant's Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.14
Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Registrant, dated July 2, 2018. (filed with the Registrant's Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.15
License and Option Agreement, by and between Brigham Young University and the Registrant, dated July 29, 2005 (filed with the Registrant's Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

Exhibit No.		Description
10.16		Amendment to the Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Company, effective August 6, 2018 (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.17
Amended and Restated Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Company, effective August 6, 2018 (filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.18	#
Amendment No. 1 to the Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., effective November 26, 2018 (filed with the Registrant's Annual Report on Form 10-K/A on June 12, 2019 and incorporated herein by reference)
10.19	†
Option Agreement for Exclusive Product and Platform Technology License between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 16, 2019 (filed with the Registrant's Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)
10.20
Stock Subscription Agreement between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 19, 2019 (filed with the Registrant's Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)
10.21	†
License, Development and Commercialization Agreement between Aridis Pharmaceuticals Inc. and Serum AMR Products, entered into as of September 27, 2019 (filed with the Registrant's Current Report on Form 8-K on October 2, 2019 and incorporated herein by reference)
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney (included on signature page)
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.		Description
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

@
Indicates a management contract or any compensatory plan, contract or arrangement

#
Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

†
Pursuant to item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of making such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.    Form 10-K Summary

        Not applicable

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.
Dated: April 8, 2020	By:	/s/ VU TRUONG Vu Truong Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)
	By:	/s/ MICHAEL A. NAZAK Michael A. Nazak Chief Financial Officer (Principal Accounting Officer)

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

Signature	Title	Date

/s/ ERIC PATZER Eric Patzer	Executive Chairman and Director	April 8, 2020
/s/ VU TRUONG Vu Truong	Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	April 8, 2020
/s/ MICHAEL A. NAZAK Michael A. Nazak	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2020

Signature	Title	Date

/s/ ROBERT R. RUFFOLO Robert R. Ruffolo	Director	April 8, 2020
/s/ CRAIG GIBBS Craig Gibbs	Director	April 8, 2020
/s/ JOHN HAMILTON John Hamilton	Director	April 8, 2020
/s/ SUSAN WINDHAM-BANNISTER Susan Windham-Bannister	Director	April 8, 2020

CONSOLIDATED FINANCIAL STATEMENTS

ARIDIS PHARMACEUTICALS, INC.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 Aridis Pharmaceuticals, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Aridis Pharmaceuticals, Inc. ("Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

        As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2019, under the modified retrospective method.

Going Concern Uncertainty

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and cash shortfalls from operations and is dependent on future financings and revenue streams to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2014.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA
April 8, 2020

Aridis Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$20,897	$24,237
Accounts receivable	—	1,660
Other receivables	413	438
Contract costs	1,537	—
Prepaid expenses and other current assets	2,990	2,012

Total current assets	25,837	28,347

Property and equipment, net	1,006	1,271
Intangible assets, net	32	38
Equity method investment	9	960
Contract costs	526	—
Other assets	557	995

Total assets	$27,967	$31,611

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,755	$2,331
Accrued liabilities	2,974	2,944
Deferred revenue, current	14,602	22

Total current liabilities	19,331	5,297
Deferred revenue	5,000	—

Total liabilities	24,331	5,297

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 8,918,461 and 8,104,757, as of December 31, 2019 and December 31, 2018, respectively)	1	1
Additional paid-in capital	104,404	97,401
Accumulated deficit	(100,769)	(71,088)

Total stockholders' equity	3,636	26,314

Total liabilities and stockholders' equity	$27,967	$31,611

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
Grant revenue	$1,022	$1,589
Collaboration revenue	—	1,168

Total revenue	1,022	2,757
Operating expenses:
Research and development	24,083	23,000
General and administrative	6,026	3,874

Total operating expenses	30,109	26,874

Loss from operations	(29,087)	(24,117)
Other income (expense):
Interest and other income, net	357	420
Change in fair value of warrant liability	—	1,632
Share of loss from equity method investment	(951)	(40)

Net loss	$(29,681)	$(22,105)

Preferred dividends	$—	$(1,357)

Net loss available to common stockholders	$(29,681)	$(23,462)

Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted:	8,458,277	3,146,632

Net loss per share available to common stockholders, basic and diluted:	$(3.51)	$(7.45)

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and

Stockholders' Equity (Deficit)

(In thousands, except share and per share amounts)

	Series A Convertible Preferred Stock
			Common Stock				Total Stockholders' Equity (Deficit)
					Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Dollars
Balances at December 31, 2017	36,196,193	$74,202	166,373	$—	$(15,140)	$(47,626)	$(62,766)
Series A convertible preferred stock dividends ($0.04 per share)	669,647	1,358	—	—	(1)	(1,357)	(1,358)
Conversion of Series A convertible preferred stock into common stock upon initial public offering	(36,865,840)	(75,560)	5,744,586	1	75,559	—	75,560
Issuance of common stock upon initial public offering, net of issuance costs	—	—	2,192,824	—	25,079	—	25,079
Reclassification of warrant liability to equity upon initial public offering	—	—	—	—	10,236	—	10,236
Exercise of stock options	—	—	974	—	10	—	10
Stock-based compensation	—	—	—	—	1,658	—	1,658
Net loss	—	—	—	—	—	(22,105)	(22,105)

Balances as of December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	$26,314
Issuance of common stock in private placement, net of issuance costs	—	—	801,820	—	4,958	—	4,958
Exercise of stock options	—	—	11,884	—	35	—	35
Stock-based compensation	—	—	—	—	2,010	—	2,010
Net loss	—	—	—	—	—	(29,681)	(29,681)

Balances as of December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,681)	$(22,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338	283
Stock-based compensation expense	2,010	1,658
Share of loss from equity method investment	951	40
Change in fair value of preferred stock warrants	—	(1,632)
Changes in operating assets and liabilities:
Accounts receivable	1,660	(1,660)
Other receivables	25	—
Prepaid expenses and other current assets	(1,433)	(2,207)
Contract costs	(1,576)	—
Other assets	438	(648)
Accounts payable	(469)	1,297
Accrued liabilities	(2)	800
Deferred revenue	19,580	(97)

Net cash used in operating activities	(8,159)	(24,271)

Cash flows from investing activities:
Purchase of equity method investment	—	(1,000)
Purchase of property and equipment	(174)	(677)

Net cash used in investing activities	(174)	(1,677)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,958	25,079
Proceeds from stock option exercises	35	10

Net cash provided by financing activities	4,993	25,089

Net decrease in cash and cash equivalents	(3,340)	(859)
Cash and cash equivalents at:
Beginning of period	24,237	25,096

End of period	$20,897	$24,237

Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2
Supplemental noncash investing and financing activities:
Preferred stock dividends accrued	$—	$1,357
Reclassification of warrant liability into equity	$—	$10,236
Property and equipment additions	$13	$120

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

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles, or GAAP. The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, Inc. and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss, stockholders' equity (deficit) or cash flow activities.

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

Initial Public Offering

        On August 13, 2018, the Company's registration statement on Form S-1 relating to its initial public offering of its common shares (the "IPO") was declared effective by the SEC. The IPO closed on August 16, 2018 and the Company issued and sold 2,000,000 common shares at a public offering price of $13.00 per share. Gross proceeds totaled $26.0 million and net proceeds totaled $22.8 million after deducting underwriting discounts and commissions of $1.8 million and other offering expenses of approximately $1.4 million. The underwriters of the IPO partially exercised their over-allotment option, and on August 30, 2018, the Company issued and sold 192,824 common shares at a public offering price of $13.00 per share for gross proceeds totaling approximately $2.5 million and net proceeds of approximately $2.3 million after deducting underwriting discounts and commissions of approximately $175,000.

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

Going Concern

        The Company had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2019 and 2018. Management expects to incur additional operating losses in the foreseeable future as the Company continues its product development programs. At December 31, 2019, the Company had cash and cash equivalents of $20.9 million.

        Our research and development expenses and resulting cash burn during the year ended December 31, 2019, were largely due to costs associated with launching the Phase 3 study of AR-301 for the treatment of VAP caused by the Staphylococcus aureus bacteria, the Phase 2 study of AR-105 for the treatment of VAP caused by the Pseudomonas aeruginosa bacteria, and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. Current clinical development activities are focused on AR-301 and AR-501. While no further development resources will be allocated towards AR-105, we will continue to analyze the full data set to better understand these top-line results. We expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

        On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company's operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company's short-term and long-term liquidity. These effects could have a material impact on the Company's liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

        The Company plans to fund its losses from operations through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. The Company may be unable to secure additional financing or other sources of funding on acceptable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents will not be sufficient to fund its planned expenditures and meet the Company's obligations for at least the one-year period following its financial statement issuance date.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Basis of Presentation (Continued)

        The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. There is substantial doubt about the Company's ability to continue as a going concern for one year after the date that these consolidated financial statements are issued. These consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, best estimate of standalone selling price of revenue deliverables, allowance for doubtful accounts, long-lived assets, income taxes, assumptions used in the Black-Scholes-Merton ("BSM") model to calculate the fair value of stock-based compensation, assumptions used in the Monte Carlo Simulation ("MSM") model to calculate the fair value of warrants, deferred tax asset valuation allowances, valuation of the Company's common and convertible preferred stock, preclinical study and clinical trial accruals. Actual results could differ from those estimates.

Concentrations

Credit Risk

        The Company's cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits.

Customer Risk

        For the year ended December 31, 2019, one customer accounted for 100% of total revenue. For the year ended December 31, 2018, two customers accounted for 58% and 42% of total revenue. Both of the Company's customers are located in the United States. As of December 31, 2019, there was no accounts receivable. As of December 31, 2018, two customers accounted for 60% and 40% of total accounts receivable.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company's best estimate of the amount of losses in the Company's existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019, and 2018, there were no allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of December 31, 2019 and 2018.

Revenue Recognition

        Effective January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective method. Under this method, results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition ("ASC 605"). The Company only had one contract, the CFF Agreement, within the scope of ASC 606 as of the adoption date. The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. See Note 6 for details of the collaboration, development and license agreements.

        To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price;

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as the entity satisfies performance obligations. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

        As part of the accounting for customer arrangements, the Company must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the standalone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price.

        The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company receives payments from its customers based on payment schedules established in each contract. The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on its consolidated balance sheet. Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the consolidated balance sheet. Amounts are recorded as other receivables on the consolidate balance sheet when our right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.

        The Company only had one contract within the scope of ASC 606 upon adoption that had not been completed, the CFF Agreement. The most significant changes under ASC 606 relate to the Company's determination of the transaction price at inception, determination of the standalone selling price for the performance obligation and at each reporting period the treatment of variable consideration in the form of milestone payments under the CFF Agreement. Under ASC 606, the Company is recognizing the revenue allocated to the one performance obligation measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the CFF Agreement. The cumulative-effect of adopting ASC 606 on January 1, 2019 was immaterial. Under ASC 605, the Company recognized revenue under the milestone method up to the limit of the prior approval funding amounts, and when the Company determined that it had earned the right to receive the recognized portion according to the terms of the grant awarded. The upfront payment of $200,000 was recognized straight-line over the term of the contract as the Company believed the upfront fee related to services performed throughout the contract period and the upfront fee did not represent a substantive milestone within the agreement.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Revenue for the year ended December 31, 2018, was recognized in accordance with ASC 605 which required that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. During 2018, revenue includes grant awards and collaboration services entered into for specific research and development efforts. The Company recognized revenue under such awards and contracts as the related qualified research and development expenses were incurred or under the milestone method, up to the limit of the prior approval funding amounts, and when we had determined that we earned the right to receive the recognized portion according to the terms of the original grant awarded.

Contract Assets

        The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company's consolidated balance sheet if the Company expects to recover them. Management expects that the incremental fees paid to third-parties as a result of obtaining the License Agreement are recoverable and therefore the Company capitalized them as contract costs, current and noncurrent, in its consolidated balance sheet (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the year ended December 31, 2019, there was no amortization of the contract assets and there have been no impairments as of December 31, 2019.

Deferred Revenue

        Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company's consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its consolidated balance sheet at December 31, 2019 (see Note 6).

Costs for Collaborative Arrangements

        Costs incurred under collaborative arrangements include personnel costs, laboratory supplies and fees paid to third parties. These amounts are included in research and development in the accompanying consolidated statement of operations. For the year ended December 31, 2018, the Company had incurred expenses of approximately $604,000, related to its collaborative arrangement. The Company's collaborative arrangement was terminated in 2018 therefore no related expenses in 2019.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Research and Development

        Research and development costs are expensed to operations as incurred. Our research and development expenses consist primarily of:

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

Stock-Based Compensation

        Effective January 1, 2019, the Company early adopted Accounting Standards Update ("ASU") No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, which the Company determines using the BSM option pricing model, on a straight-line basis over the requisite service period for the award. Prior to the adoption of ASU No. 2018-07, the Company accounted for stock-based compensation arrangements with nonemployees by recording the expense of such services based on the estimated fair value of the common stock at the measurement date. The value of the equity instrument, including adjustment to fair value at each balance sheet date for the vested awards, is charged to operations over the term of the service agreement as earned. The Company accounts for forfeitures as they occur.

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

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Prior to the completion of the Company's initial public offering of common stock on August 16, 2018, due to the absence of a public market trading for the Company's common stock, it was necessary to estimate the fair value of the common stock underlying the Company's stock-based awards when performing fair value calculations.

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

Loss Per Share

        Basic loss per common share is calculated by dividing net loss available to common stockholders for the period by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss, adjusted for any preferred dividends, available to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period.

        For the years ended December 31, 2019 and 2018, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company's net loss position. The

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

following tables presents the computation of the basic and diluted net loss per share available to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss available to common stockholders (basic and diluted)	$(29,681)	$(23,462)

Denominator:
Weighted-average shares of common stock (basic and diluted)	8,458,277	3,146,632

Basic and diluted net loss per share	$(3.51)	$(7.45)

        The following potentially dilutive securities were excluded from the computation of diluted net loss per share available to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018
Stock options to purchase common stock	1,380,312	825,205
Common stock warrants	1,733,322	1,966,930

	3,113,634	2,792,135

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

Recently Issued Accounting Pronouncements adopted during the year ended December 31, 2019

Accounting Standards Update 2014-09

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition ("ASC 605"), and creates ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. Companies have the option of applying this new guidance retrospectively to each prior reporting period presented (the full retrospective method) or

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application (the modified retrospective method). For public entities, ASC 606 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal year. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC 606 is effective for the Company on January 1, 2019, and all interim periods thereafter. The Company adopted this standard on January 1, 2019. The Company only had one contract, the CFF Agreement, within the scope of ASC 606 as of the adoption date. The cumulative-effect of adopting ASC 606 on January 1, 2019, using the modified retrospective method, was immaterial.

Accounting Standards Update 2018-07 and 2019-08

        In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (ASC 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (ASC 718) and Revenue from Contracts with Customers (ASC 606), Improvements to Share-Based Consideration Payable to a Customer, which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in ASC 718. For public entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-07 is effective for the Company for the year ending on December 31, 2020, and all interim periods within. Early adoption is permitted. For entities that have adopted the amendments in ASU 2018-07, the amendments in ASU 2019-08 are effective in fiscal years beginning after December 15, 2019, and all interim periods within. An entity may early adopt the amendments in ASU 2019-08, but not before it adopts the amendments in ASU 2018-07. The Company early adopted ASU 2018-07 on January 1, 2019 and ASU 2019-08 on July 1, 2019. The adoption of these standards did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements not yet adopted as of December 31, 2019

Accounting Standards Update 2016-02 and 2018-11

        In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842)—Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, FASB issued ASU 2019-01, Codification improvements, which provides clarification on implementation issued associated with adopting ASU 2016-02. ASU 2019-01 enhances the guidance in ASC 842 surrounding the fair value of underlying assets for

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

lessors, presentation of sales-type and direct financing leases on the statement of cash flows, and transition guidance surrounding accounting changes and error corrections.

        This guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In November 2019, the FASB deferred the effective date for adopting the leasing standard updates for private companies, not-for-profit organizations, and smaller reporting companies. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, the new leasing standard updates would be effective for the Company for the year ended December 31, 2021, and all interim periods within the year ended December 31, 2022, due to its option to defer the adoption of new accounting standards under the JOBS Act. Early adoption is permitted. While the Company continues to review its current accounting policies and practices to identify potential differences that would result from applying the new guidance, the Company expects that its non-cancellable operating lease commitments with a term of more than twelve months will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company's consolidated balance sheets upon adoption. The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.

Accounting Standards Update 2016-13

        In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (ASC 326)", which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. For public business entities, ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company's consolidated financial statements and disclosures.

Accounting Standards Update 2019-12

        In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (ASC 740)", which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities, the ASU 2019-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2019-12 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

        The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2
Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

        The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

        As of December 31, 2019, the Company did not have any assets or liabilities to be measured at fair value on its consolidated balance sheet. The following table presents the Company's fair value hierarchy for its liabilities measured at fair value as of December 31, 2018 (in thousands):

	Fair Value at December 31, 2018
($ in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Deferred charge related to stock options	$455	$—	$455	$—

Totals	$455	$—	$455	$—

Liabilities:
Stock option liability	$455	$—	$455	$—

Totals	$455	$—	$455	$—

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Balance Sheet Components

Property and Equipment, net

        Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Lab equipment	$1,804	$1,737
Computer equipment and software	25	25

Total property and equipment	1,829	1,762
Less: Accumulated depreciation	(823)	(491)

Property and equipment, net	$1,006	$1,271

        Depreciation expense was approximately $332,000 and $278,000 for the year ended December 31, 2019 and 2018, respectively.

Intangible Assets, net

        Intangible assets, net consist of the following (in thousands):

	December 31,
	2019	2018
Licenses	$81	$81
Less: Accumulated amortization	(49)	(43)

Intangible assets, net	$32	$38

        Amortization expense was approximately $6,000 and $5,000 for the years ended December 31, 2019 and 2018, respectively.

        The estimated acquired intangible amortization expense for the next five fiscal years is as follows (in thousands):

Year Ended December 31,
2020	$5
2021	5
2022	5
2023	5
2024 and thereafter	12

Total	$32

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Balance Sheet Components (Continued)

Licenses

University Licensing Agreements

The University of Chicago—Exclusive Patent License Agreement

        We are party to an exclusive licensing agreement with The University of Chicago (UOC), a non-profit university. This agreement granted to us an exclusive, royalty-bearing license for staph alpha toxin technology. The UOC agreement also granted to us the right to sublicense. UOC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We paid upfront fees upon the execution of the agreement and are obligated to pay an annual maintenance fee. We also are obligated to pay UOC low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product or process, and certain other payments, subject to a minimum amount. The aggregate milestone payments under the UOC agreement potentially total up to $1.6 million. No milestones were met or accrued for during 2019 or 2018. We are responsible for our pro rata share of patent expenses.

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

The Brigham and Women's Hospital, Inc.—Exclusive Patent License Agreement

        We are party to an exclusive licensing agreement with The Brigham and Women's Hospital, Inc. (BWH), a non-profit corporation. This agreement granted to us an exclusive, royalty-bearing license under its and Beth Israel Deaconess Medical Center's (BIDMC) rights in methods and composition relating to specific binding peptides to P. aeruginosa mucoid exopolysaccharide to make, use and sell products and processes for the treatment of pseudomonas infections in humans that are covered by such patent rights. The BWH agreement also granted to us the right to sublicense. BWH and BIDMC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We also are obligated to pay BWH low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the BHW agreement potentially total up to $860,000. No milestones were met or accrued for during 2019 or 2018. We are responsible for diligently prosecuting and maintaining the licensed patent rights, at our sole cost and expense.

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

The University of Iowa Research Foundation—Exclusive Patent License Agreement

        We are party to an exclusive licensing agreement with The University of Iowa Research Foundation (UIRF). The UIRF agreement granted to us an exclusive, royalty-bearing license under its rights in methods relating to gallium containing compounds for the treatment of infections to make, use and sell products that are covered by such patent rights. The UIRF agreement also granted to us the right to sublicense. UIRF retained the right and ability to grant right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government including the United States Department of Veterans Affairs. We also are obligated to pay UIRF low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the UIRF agreement potentially total up to $712,500. No milestones were met or accrued for during 2019 or 2018. We are responsible for diligently prosecuting and maintaining the licensed UIRF patent rights, at our sole cost and expense.

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

Brigham Young University—Exclusive Patent License Agreement

        We are party to an exclusive licensing agreement with Brigham Young University (BYU). This agreement granted to us an exclusive, royalty-bearing license under its rights in stabilization of biological agents methods relating to human vaccines to make, use and sell products that are covered by such patent rights. The agreement also granted to us the right to sublicense. BYU and the Church of Jesus Christ of Latter-day Saints and the Church Education System retained the right and ability to use such patent rights for academic and ecclesiastical purposes and also to purchase products using such patents rights at a discounted price. We also are obligated to pay BYU low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments under the BYU agreement potentially total up to $400,000. No milestones were met or accrued for during 2019 or 2018. BYU is responsible for diligently prosecuting and maintaining the licensed BYU patent rights and we reimburse them for one-third of their costs.

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

        We also are obligated to pay PHS low single digit percentage royalties on net sales from our and our sublicensee's sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the NIH agreement potentially total up to $850,000. No milestones were met or accrued for during 2019 or 2018. PHS is responsible for diligently prosecuting and maintaining the licensed PHS patent rights, and we reimburse them for a portion of their costs.

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

        We were obligated to pay Kenta a fixed purchase price, which was fully paid during 2013 and 2014, and a declining scale of low double digit to low single digit percentage royalties on gross licensing revenues from either our licensing of the assets or net sales revenues actually received by us up to a maximum of $50 million.

        As of December 31, 2019, the Company accrued approximately $488,000 due to Kenta for a royalty obligation resulting from the license agreement entered into in September 2019 (see Note 6). As of December 31, 2018, no royalty obligation due to Kenta had been met.

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

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Balance Sheet Components (Continued)

        Emergent is obligated to pay us low single digit percentage royalties on net sales from their and their sublicensee's sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments that the Company could receive under the Emergent agreement amount to $2.8 million. The Company is not aware of Emergent achieving any milestones under the agreement and has not received any milestone payments. The Company has certain diligence obligations to conduct further research and development, and to exploit licensed products.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Research and development services	$2,709	$2,179
Stock option liability	—	455
Payroll related expenses	150	254
Professional services	115	56

Accrued liabilities	$2,974	$2,944

5. Equity Method Investment

        On February 11, 2018, the Company entered into a joint venture agreement (the "JV Agreement") with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a related party, principal shareholder of the Company, and a Chinese entity ("Hepalink"), for developing and commercializing products for infectious diseases. Under the terms of the JV Agreement, the Company contributed $1.0 million and the license of its technology relating to the Company's AR-101 and AR-301 product candidates for use in the joint venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd. (the "JV Entity") in the territories of the Republic of China, Hong Kong, Macau and Taiwan (the "Territory") and initially owns 49% of the JV Entity. On July 2, 2018, the JV Entity received final approval from the government of the Peoples Republic of China. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105 (see Note 12).

        On August 6, 2018, the Company entered into an amendment to the JV Agreement with Hepalink whereby the Company agreed to additionally contribute an exclusive, revocable, and royalty-free right and license to its AR-105 product candidate in the Territory. Pursuant to the JV Agreement and the amendment, Hepalink initially owns 51% of the JV Entity and is obligated to contribute the equivalent of $7.2 million to the JV Entity. Additionally, Hepalink is obligated to make an additional equity investment of $10.8 million or more at the time of the JV Entity's first future financing

        The Company evaluated the accounting for the JV Agreement entered into noting that it did not meet the accounting definition of a joint venture and instead meets the definition of a variable interest entity. The Company concluded that it is not the primary beneficiary of the JV Entity and therefore is not required to consolidate the entity. This conclusion was based on the fact that the equity-at-risk is insufficient to support operations without additional investment and that the Company does not hold

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Equity Method Investment (Continued)

decision-making power over activities that significantly impact the JV Entity's operations. The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company's contribution into the JV Entity. The Company's license contributed to the JV Entity was recorded at its carryover basis of $0.

        For the years ended December 31, 2019 and 2018, the Company recognized approximately $951,000 and $40,000 losses from the operations of the JV Entity, respectively. As of December 31, 2019 and 2018, the Company's equity method investment in the JV Entity was approximately $9,000 and $960,000, respectively.

6. Collaboration, Development and License Agreements

GlaxoSmithKline plc Collaboration and Option Agreement

        In 2017, the Company entered into a collaborative research and development agreement with GlaxoSmithKline plc ("GSK"). In accordance with the agreement, the Company received an upfront fee and is due annual fees and amounts for development work to be performed as specifically outlined under the agreement. The work to be performed was delineated into three specific research projects. In assessing the appropriate revenue recognition related to a collaboration agreement, the Company determined that the arrangement was under ASC 605. As such, the Company determined whether the arrangement included multiple elements, such as the delivery of intellectual property rights and research and development services. Under ASC 605, the recognition of revenue was based on the terms of the contract and recognized under the proportional performance method derived from the completion of certain stages as defined within the contract.

        For the year ended December 31, 2018, approximately $1.2 million, was recorded as collaboration revenue related to the Company's agreement with GSK. In December 2018, at a meeting of the joint steering committee it was agreed by both parties to terminate the collaboration agreement and the Company had no further commitments under the arrangement. As a result of the termination of the collaboration agreement, the Company recognized all previously deferred revenue and an additional $440,000 for additional work performed during the term of the agreement. No revenue related to this agreement was recognized in 2019.

Cystic Fibrosis Foundation Development Agreement

        In December 2016, the Company received an award from the Cystic Fibrosis Foundation ("CFF"), or the Development Program Letter Agreement (the "CFF Agreement"), for approximately $2.9 million. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the Company as certain milestones defined in the agreement are met. The milestones relate to pre-clinical and clinical research activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount as it receives from the non-profit organization. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the non-profit organization. In November 2018, the CF Foundation increased the award to approximately $7.5 million.

        The Company determined that the CFF Agreement is within the scope of ASC 606 and that the clinical research activities are considered one performance obligation. Hence, the entire estimated transaction price is allocated to this combined performance obligation and is recognized as revenue by

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Collaboration, Development and License Agreements (Continued)

measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the CFF Agreement. The remaining milestones at December 31, 2019 of approximately $4.8 million related to clinical research activities are constrained and evaluated at every reporting period.

        For the years ended December 31, 2019 and 2018, all grant revenue totaling approximately $1.0 million and $1.6 million, respectively, was derived from the CFF Agreement.

Serum License Agreement

        In July 2019, the Company and Serum International B.V. ("SIBV"), an affiliate of Serum Institute of India Private Limited, entered into an option agreement which granted SIBV the option to license multiple programs from the Company and access the Company's MabIgX® platform technology for asset identification and selection. The Company received an upfront cash payment of $5 million upon execution of this option agreement. In connection with the option agreement, SIBV made an equity investment whereby the Company issued 801,820 shares of its restricted common stock in a private placement to SIBV for total gross proceeds of $10 million. As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company.

        In September 2019, the Company and Serum AMR Products ("SAMR"), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the "License Agreement"). Pursuant to the License Agreement, the Company granted to SAMR exclusive licenses, and rights to sublicense, certain patent rights and technology related know-how to the Company's products AR-301, AR-105, AR-101 (i.e. exclusive rights to, among other things, develop, distribute, market, promote, sell, import and otherwise commercialize) in (a) the country of India, and (b) all other countries of the world except the USA, Canada, EU Territory, UK, China, Australia, South Korea, Brazil, New Zealand, and Japan (products AR-105 and AR-101 countries do not exclude South Korea and Brazil) (the "Limited Territory"); and AR-201 (i.e. exclusive rights to, among other things, develop, manufacture, make, distribute, market, promote, sell, import and otherwise commercialize) in all countries of the world except China, Hong Kong, Macau and Taiwan (the "Worldwide Territory") (the "licenses and know-how"). Further, the License Agreement grants SAMR an option for the Company to provide research services using its MabIgX® platform technology for the identification of up to five (5) candidates including product development of these identified candidates and an exclusive license to develop, manufacture, make, distribute, market, promote, sell, import and otherwise commercialize these development products in the Worldwide Territory (the "research and development option").

        Pursuant to the License Agreement, the Company will provide development support related to the licensed products above in order to assist SAMR in its efforts to develop, receive regulatory approval, and manufacture and sell the licensed products in SAMR's authorized territories which will be performed under the direction of a Joint Steering Committee ("JSC") which the Company will participate in (collectively "development support services").

        In addition, under the License Agreement, SAMR was granted an exclusive manufacturing license option as the initial license granted above for AR-301, AR-105 and AR-101 does not allow for manufacturing. This manufacturing option provides incremental rights related to these products beyond what is granted as part of the licensing discussed above (the "manufacturing rights option"). If this option is exercised, after SAMR has met certain requirements to exercise the option as defined in the

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Collaboration, Development and License Agreements (Continued)

License Agreement, it would provide for an exclusive license for use by SAMR to manufacture and supply the products for SAMR's own use in the Limited Territory and to manufacture and supply these products to the Company, or their affiliates, for the Company's use outside the Limited Territory. Should SAMR exercise the development and research option or the manufacturing rights option discussed above, SAMR and the Company shall negotiate in good faith the economic terms around these arrangements. If a third party sublicensee of AR-301, AR-105 and AR-101 wishes to manufacture these products by itself for the territory for which it has a license from the Company, then the Company shall have the right to buy back the manufacturing rights for all territories outside of the Limited Territory by paying to SAMR $5 million.

        Under the License Agreement, the Company received upfront payments totaling $15 million, of which $5 million was received in July 2019 through the option agreement referred to above. The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement.

        Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. See Note 9. The Company allocated the proceeds received from the sale of the restricted common stock and upfront payment from the License Agreement, net of issuance and contract costs, of approximately $22.5 million accordingly:

  •
  the Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders' equity within the Company's consolidated balance sheet as of December 31, 2019;

  •
  the Company recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation; and

  •
  the Company capitalized approximately $2.1 million to contract costs, which consists of approximately $376,000 issuance costs from the equity allocation and approximately $1.7 million in other direct costs to obtain the License Agreement.

        The License Agreement is determined to be within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the License Agreement. Using the concepts of ASC 606, the Company identified the following performance obligations under the License Agreement: 1) the transfer of licenses of the intellectual property for AR-301, AR-101, AR-105 and AR-201, inclusive of the related technology know-how conveyance (referred to as the license and know-how above); and 2) the Company to deliver ongoing development support services related to the licensed products and the Company's participation in the JSC (referred to as the development support services above); and identified the following material promises under the License Agreement: 3) SAMR was granted a research and development option of up to five identified product candidates for the Company to perform including specific development services (the research

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Collaboration, Development and License Agreements (Continued)

and development option referred to above); and 4) SAMR was granted an exclusive manufacturing license option which would provide for incremental manufacturing rights related to AR-301, AR-105 and AR-101 beyond what is granted in the License Agreement (the manufacturing rights option referred to above). The Company concluded that the performance obligations and material promises identified are separate and distinct from each other.

        The ongoing development support services promised will not significantly change the intellectual property underlying the licenses. Further, the Company believes that SAMR can benefit from the license and know-how either on its own or together with other resources that are readily available, has the ability to sublicense these licensed products and these licenses are separately identifiable from the other promises in the License Agreement.

        The development support services, the research and development option, and the manufacturing rights option are not integrated or dependent upon each other and are provided by the Company separately from each other. The Company determined that the intellectual property licensed under the License Agreement represents functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time as opposed to over time.

        The on-going development support services are to be transferred ratably over the period that the Company expects to assist SAMR in its efforts around the licensed products in SAMR's authorized territories. These development support services will begin with the formation and first formal meeting of the JSC.

        To allocate the transaction price among the performance obligations and the material promises, the Company estimated the standalone selling prices ("SSP") for each. For the licenses and knowhow related to AR-301, AR-105, AR-101 and the manufacturing rights option, the SSP was estimated using the income approach based on assumptions regarding SAMR's future revenues from the licensed intellectual property, projected costs of research and development, manufacturing and commercialization expenses, as well as the discount rate, the development timeline, and probabilities of technical and regulatory success. To estimate the SSP of AR-201, due to this product is in a pre-clinical stage, development support services, and the research and development option, the Company used a cost-plus margin approach which included the actual costs the Company has incurred for the product technology through the date of the License Agreement and estimating the costs the Company expects to incur and applying a margin, if necessary. The Company believes that a change in the assumptions used to determine its best estimate of SSP for the performance obligations and material promises would not have a significant effect on the allocation of consideration received to the performance obligations and material promises.

        Under ASC 606 an option to acquire additional goods or services gives rise to a material promise if the option provides a material right to the customer. The research and development option allows SAMR to receive additional services from the Company, for cost reimbursement. In addition to the cost reimbursement, the Company could potentially receive milestone and royalty payments depending on the ultimate success of the research and development activities. Furthermore, a portion of the upfront fee incentivizes SAMR to exercise the options. The manufacturing rights option grants an additional license to SAMR for no additional consideration after it has met the requirements to exercise the option. The Company considers this license valuable and would expect to be compensated accordingly in a standalone transaction. Furthermore, the Company's valuation of these options indicate they had significant value on the agreement date. The Company determined that the above described

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Collaboration, Development and License Agreements (Continued)

research and development option and manufacturing rights options do constitute material rights to the customer.

        The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to the completion of certain trials and regulatory approvals as defined in the License Agreement. Further, SAMR will pay the Company royalty payments ranging between 4% to 6% on net sales of licensed products, except for AR-301, AR-105 and AR-101 products in the EU, should such be authorized at a later date, which would require payment of 20% royalties on the net sales of those products, as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At December 31, 2019, the Company performed an assessment and determined that these milestone and royalty payments are constrained.

        The Company determined that the transaction price under the License Agreement was $19.6 million, consisting of the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation as noted above, which was allocated among the performance obligations and material promises based on their respective related SSP. The Company allocated the $19.6 million transaction price to the following: approximately $14.5 million to the licenses and know-how; approximately $79,000 to the development support services; approximately $892,000 to the research and development option; and approximately $4.1 million to the manufacturing rights option.

        The Company determined that no performance obligations or material promises were satisfied as of December 31, 2019, and therefore, no revenue related to the License Agreement was recognized for the year ended December 31, 2019. The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.6 million to deferred revenue, current, and approximately $5.0 million to deferred revenue, noncurrent, on its consolidated balance sheet at December 31, 2019. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheet, of which approximately $1.5 million is classified as current, and approximately $526,000 is classified as noncurrent, as of December 31, 2019.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Warrants

Common Stock Warrant Expense

        In November 2015, an engagement letter was effectuated with the Company's former Vice Chairman of the Board of Directors. Under the terms of the engagement, upon being appointed the Company's Vice Chairman and the closing of a minimum of $25 million in gross proceeds from sales of its Series A convertible preferred stock under a private placement memorandum, the Vice Chairman would receive 234,860 common stock warrants. On December 12, 2016, both of the aforementioned conditions had been met and the Company issued 234,860 common stock warrants at an exercise price of $14.50 per share.

        The fair value of the warrants was determined using a Monte Carlo simulation method which calculates the estimated value based on running numerous simulations and analyzing the various outcomes. The total fair value of the award was approximately $661,000 and was being amortized over a five-year vesting period. On August 13, 2019, this board member was not up for re-election at the annual shareholder's meeting, therefore the vesting of the common stock warrants ceased on August 13, 2019 resulting in the cancellation of 109,601 unvested warrants. For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of approximately $82,000 and $132,000, respectively, related to these warrants.

Warrant Liability

        The Company evaluated the accounting treatment for the Series A convertible preferred stock warrants issued in 2017 and in prior years and concluded pursuant to its evaluation of Accounting Standard Codification 480, Distinguishing Liabilities From Equity, that due to the contingent liquidation redemption feature in the underlying Series A convertible preferred stock not being solely within the control of the Company, the Series A convertible preferred stock warrants issued were considered a liability in the consolidated balance sheet. As a result, the Company recorded a warrant liability and the subsequent changes in fair value were recorded as a component in other income (expense) in the consolidated statement of operations. The warrant liability required the Company to remeasure the value of the underlying warrants and report the effect of the changes on our operations until the warrants are exercised or expired. The change in fair value of the warrant liability recorded in the consolidated statement of operations in 2018 was a gain of $1.6 million. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying preferred stock for each reporting period. The warrant liability was measured using the Monte Carlo valuation model.

        Upon the Company's IPO, the Series A convertible preferred stock warrants were converted into common stock warrants which resulted in the warrant liability being remeasured at the IPO date and classified into additional paid-in-capital.

        The following table (in thousands) summarizes the Company's warrant activity and fair value calculations of its derivative warrants for the year ended December 31, 2018:

Warrant Liability
Balance at December 31, 2017	$11,868
Change in fair value of warrants	(1,632)
Reclassification into equity upon initial public offering	(10,236)

Balance at December 31, 2018	$—

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        All holders of Series A convertible preferred stock as of June 30, 2016 began accruing a 3% stock dividend beginning on July 1, 2016. Subsequent acquirers began accruing on the date they acquired their respective shares. Accrued dividends were payable annually on December 31. Dividends stopped accruing on August 13, 2018, upon the Company's IPO, when all outstanding preferred stock converted into common stock. On August 13, 2018, the Company issued 669,489 dividend shares to its preferred stockholders with a fair value of approximately $1.4 million.

9. Common Stock

        As of December 31, 2019, the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,733,322
Shares reserved for exercise of outstanding options to purchase common stock	1,380,312
Shares reserved for issuance of future options	196,982

Total	3,310,616

Private Placement

        In July 2019, the Company and SIBV, entered into an option agreement which granted SIBV the option to license multiple programs from the Company and access the Company's MabIgX® platform technology for asset identification and selection. In connection with the option agreement, SIBV made an equity investment whereby the Company issued 801,820 shares of its restricted common stock to SIBV in a private placement for total gross proceeds of $10 million, and after deducting commissions and offering costs of approximately $816,000, the net proceeds were approximately $9.2 million. Under the arrangement, the Company did not register the common stock purchased by SIBV with the Securities and Exchange Commission and has no contractual obligation to register the shares. Therefore, the common stock is subject to restrictions on transfer, including but not limited to a minimum holding period of at least six months. In September 2019, the Company entered into a License Agreement with SAMR, a wholly owned subsidiary of SIBV. See Note 6 for details of the License Agreement.

        Given the equity investment by SIBV was negotiated with the option agreement, which then resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. The Company measured the fair value of the restricted common stock issued to SIBV based upon a

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Common Stock (Continued)

Black-Scholes valuation to measure the lack of marketability discount. The Black-Scholes valuation used the following assumptions: expected term of one year, expected volatility of 84%, risk-free interest rate of 1.94%, and dividend yield of 0%. The Company allocated the net proceeds received from the sale of the restricted common stock and upfront payment from the License Agreement of approximately $22.5 million (see Note 6 for details of allocation). The Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders' equity within the Company's consolidated balance sheet.

ATM Agreement

        In September 2019, the Company entered into a Common Stock Sales Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co. ("Cantor") under which the Company may offer and sell, from time to time, in its sole discretion, shares of common stock having an aggregate offering price of up to $25 million through Cantor as its sales agent. The Company's registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a base prospectus covering the offering of up to $100 million in aggregate shares of securities as defined within the prospectus and a prospectus supplement of up to a maximum aggregate offering of $25 million in common stock in accordance with the ATM Agreement. As of December 31, 2019, the Company had not sold any shares of common stock under the ATM Agreement.

        Cantor may sell common stock under the ATM Agreement by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), including without limitation sales made by means of ordinary brokers' transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cantor will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also has provided Cantor with customary indemnification rights.

        The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms.

10. Stock-Based Compensation

Equity Incentive Plan

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

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

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

Stock Options

        The number of shares, terms, and vesting periods are determined by the Company's Board of Directors or a committee thereof on an option by option basis. Options generally vest ratably over service periods of up to four years and expire ten years from the date of grant.

        Stock option activity for the year ended December 31, 2019 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2018	—	825,205	$12.15
Additional shares reserved	763,973	—	—
Options granted	(696,874)	696,874	8.52
Options exercised	—	(11,884)	2.89
Options cancelled	129,883	(129,883)	11.67

Balances at December 31, 2019	196,982	1,380,312	$10.06

        Additional information related to the status of options as of December 31, 2019 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Options outstanding	1,380,312	$10.06	7.89	$258
Options vested and expected to vest	1,380,312	$10.06	7.89	$258
Options vested and exercisable	699,519	$10.48	6.72	$258

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the years ended December 31, 2019 and 2018 were estimated using the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term (in years)	6.25	6.25 - 9.7
Expected volatility	79% - 95%	77% - 84%
Risk-free interest-rate	1.59% - 2.67%	2.22% - 3.01%
Dividend yield	0%	0%

        During the years ended December 31, 2019 and 2018, the Company granted options to employees to purchase 550,582 and 351,516 shares with a weighted-average grant date fair value of $5.97 and $9.89 per share, respectively, and the aggregate intrinsic value of options exercised was approximately $51,000 and $3,000, respectively.

        The Company recognized stock-based compensation expenses related to employee stock options of approximately $1.9 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, total unrecognized stock-based compensation expenses related to unvested employee stock options was approximately $4.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.64 years.

Nonemployee Stock-Based Compensation

        The Company grants options to purchase common stock to nonemployees in exchange for services during the normal course of business. Stock-based compensation expense related to stock options granted to nonemployees is recognized on a straight-line basis, as the stock options are earned. The Company issued options to nonemployees, which generally vest ratably over the time period the Company expects to receive services from the nonemployee. The Company granted 69,875 stock options, with a weighted-average grant date fair value of $5.47, and 16,000 stock options, with a weighted-average exercise price of $12.37, to purchase shares of common stock to nonemployees during the years ended December 31, 2019 and 2018, respectively.

        For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense related to options granted to nonemployees of approximately $77,000 and $38,000, respectively. As of December 31, 2019, total unrecognized stock-based compensation expenses related to unvested nonemployee stock options was approximately $289,000, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 3.21 years.

        On January 1, 2019, the Company adopted the ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. Prior to the adoption of ASU No. 2018-07, the Company measured the fair value of the vested options at each period using the Black-Scholes option-pricing model.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Stock-Based Compensation

        The following table presents stock-based compensation expense related to stock options (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Research and development	$662	$461
General and administrative	1,266	1,065

Total	$1,928	$1,526

Deferred Charge and Stock Option Liability

        In December 2018, the Company granted 76,417 stock options that were in excess of the number of shares available under the 2014 Plan (the 76,417 stock options are included in the options granted amounts within the 2019 stock option activity rollforward table above). The Company estimated the fair value of these options using the BSM option valuation model which resulted in a deferred charge of approximately $455,000 that was included in prepaid expenses and other current assets on the consolidated balance sheet and a stock option liability in the amount of approximately $455,000 that was included was accrued liabilities in the consolidated balance sheet as of December 31, 2018. On January 1, 2019, the Company increased the number of shares available under the 2014 Plan through the annual evergreen provision pursuant to the plan, and accordingly, the Company reversed the deferred charge in prepaid expenses and other current assets and the stock option liability in accrued liabilities in the consolidated balance sheet.

        The fair value of the deferred charge and stock option liability during the year ended December 31, 2018 were estimated using the following assumptions:

Year Ended December 31, 2018
Expected term (in years)	6.25
Expected volatility	77% - 79%
Risk-free interest-rate	2.22% - 2.99%
Dividend yield	0%

11. Income Taxes

        The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2019 and December 31, 2018.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        A reconciliation between the statutory rate U.S. federal rate and the Company's effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Federal income tax at statutory rate	$(6,233)	$(4,642)
State income tax, net of federal benefit	(1,293)	(1,300)
Foreign tax differential	2,346	733
Permanent differences	394	178
Tax credits generated in current year	(732)	(783)
Other	840	1
Valuation allowance change	4,678	5,813

	$—	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (in thousands) are as follows:

	Years Ended December 31,
	2019	2018
Net operating loss carryforwards	$14,519	$10,228
Accruals and reserves	1,292	1,053
Research and development credits	1,534	1,368
Deferred revenue	—	6
Depreciation and amortization	(34)	(23)

Total	17,311	12,632
Valuation allowance	(17,311)	(12,632)

Net deferred tax assets	$—	$—

        A reconciliation of the beginning and ending amount of the Company's liability for uncertain tax positions (in thousands) is as follows:

	Years Ended December 31,
	2019	2018
Balance at the beginning of the year	$486	$213
Increase based on current year tax positions	254	271
Increase (decrease) for prior year tax positions	(206)	2

Balance at the end of the year	$534	$486

        Due to the existence of the valuation allowance, future changes in the Company's liability for uncertain tax positions will not impact the Company's effective tax rate. The Company does not

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

anticipate that there will be a substantial change in its liability for uncertain tax positions in the next twelve months.

        Tax Legislation subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion in 2019 or 2018; therefore, no GILTI tax has been recorded for the year ended December 31, 2019 and December 31, 2018.

        Based on the available objective evidence, management believes it is more-likely-than-not that the deferred tax assets were not fully realizable as of December 31, 2019 and 2018. Accordingly, the Company has established a full valuation allowance against its deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2019 and 2018 was approximately $4.7 million and $5.8 million, respectively.

        At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $19.5 million that begin to expire in 2034. The Company also has federal net operating losses of approximately $31.8 million that arose after the 2017 tax year and will carryforward indefinitely. The Company has state net operating loss carryforwards of approximately $53.6 million that will begin to expire in 2034. At December 31, 2019, the Company has research credit carryforwards of approximately $1.7 million and approximately $437,000 for federal and California state income tax purposes, respectively. The federal credits begin to expire in 2034 and the state credits can be carried forward indefinitely.

        Under the Internal Revenue Code ("IRC") Sections 382 and 383, annual use of the Company's net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2019. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. Any annual limitation may result in the expiration of net operating losses and credits before utilization. The Company may continue to experience ownership changes in the future as a result of future expected equity financings and subsequent shifts in its stock ownership, some of which may be outside of its control.

        The Company is subject to taxation in the United States, California, the Netherlands and China. The Company remains subject to possible examination by tax authorities in these jurisdictions for tax years dating back to 2014. The Company does not have any pending tax examinations.

12. Related Parties

Joint Venture

        On February 11, 2018, the Company entered into a Joint Venture ("JV") Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Related Parties (Continued)

certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the years ended December 31, 2019 and 2018, the Company recorded approximately $1.5 million and $360,000, respectively, as a reduction to operating expenses in the consolidated statement of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of December 31, 2019 and December 31, 2018, the Company recorded approximately $152,000 and $360,000, respectively, in other receivables on the consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

        In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. ("SIBV"), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10 million (see Note 9). As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company. In September 2019, the Company and Serum AMR Products ("SAMR"), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the "License Agreement")(see Note 6).

        The Company determined that no performance obligations were satisfied as of December 31, 2019, and therefore, no revenue related to the License Agreement was recognized for the year ended December 31, 2019. The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.6 million to deferred revenue, current, and approximately $5.0 million to deferred revenue, noncurrent, on its consolidated balance sheet at December 31, 2019. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheet, of which approximately $1.5 million is classified as current, and approximately $526,000 is classified as noncurrent, as of December 31, 2019.

13. Commitments and Contingencies

Leases

        The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days' notice (see Note 14). The Company recognizes rent expense as incurred. Rent expense was approximately $341,000 and $314,000, for the years ended December 31, 2019 and 2018, respectively.

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

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

Contingencies

        From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2019 and 2018, no accruals have been made related to commitments and contingencies.

        From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. As of December 31, 2019 and 2018, there were no pending legal proceedings. See Note 14 for a legal complaint filed subsequent to December 31, 2019.

Grant Income

        The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

        In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of December 31, 2019 and 2018.

        In the event that development efforts are successful and the Company commercialized a drug from these related development efforts, the Company will be subject to paying to CFF a one-time amount over time equal to nine times the actual net award received from CFF. Such amount shall be paid in not more than five annual installments, as follows: within ninety days of the end of the calendar year in which the first commercial sale occurs, and within ninety days of the end of each subsequent calendar year until the net amount received from CFF is repaid. The Company shall pay 15% of net sales for that calendar year up to the amount of the net award received from CFF (except that in the fifth installment, if any, the Company shall pay the remaining unpaid portion of the net award received from CFF).

        In the event that Aridis licenses rights to the product in the field to a third party, sells the product, or consummates a change of control transaction prior to the first commercial sale, the Company shall pay to CFF an amount equal to 15% of the amounts received by Aridis and its shareholders in connection with such disposition (whether paid upfront or in accordance with subsequent milestones and whether paid in cash or property) up to nine times the actual net award received from CFF. The payment shall be made within sixty days after the closing of such a transaction.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

        In the event that the development efforts are delayed, which result from events within the Company's control, for more than one hundred eighty (180) consecutive days at any time before the first commercialization of the drug from the related development efforts, the CFF may provide an interruption notice to the Company. The Company then has thirty (30) days to respond to such notice. If the Company does not respond within thirty (30) days, an interruption license shall be effective. The interruption license to the CFF is an exclusive, worldwide license under the development program technology to manufacture, have manufactured, license, use, sell, offer to sell, and support the product in the field and includes financial conditions for both parties.

        None of these events have occurred as of December 31, 2019.

14. Subsequent Events

Legal Proceeding

        A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company's preferred stock in July 2017 prior to the Company's IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company's IPO. The plaintiff is asking for approximately $277,000 in compensatory damages. The Company believes that the claims in this complaint are without merit and intends to defend vigorously against them.

Leases

        The Company's operating lease for its office and lab space is in San Jose, California. In February 2020, the Company was given the option by its landlord of moving its offices to the first floor of its office building or moving out. The Company is currently considering such a move or a move to another facility in the San Jose area. The Company plans to vacate these premises and move to new premises by mid-2020.

COVID-19

        The COVID-19 outbreak in the United States has caused business disruption. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company's financial condition or results of operations is uncertain.