Form 10-Q
period 2020-03-31
Aridis Pharmaceuticals, Inc.
filed 2020-05-12
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at April 30, 2020 was 8,923,374.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,324	$20,897
Other receivables	261	413
Contract costs	1,543	1,537
Prepaid expenses	1,848	2,990
Total current assets	19,976	25,837
Property and equipment, net	923	1,006
Intangible assets, net	31	32
Equity method investment	—	9
Contract costs	520	526
Other assets	557	557
Total assets	$22,007	$27,967
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,967	$1,755
Accrued liabilities	2,815	2,974
Deferred revenue, current	14,661	14,602
Total current liabilities	19,443	19,331
Deferred revenue	4,941	5,000
Total liabilities	24,384	24,331
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 8,923,374 and 8,918,461 as of March 31, 2020 and December 31, 2019, respectively)	1	1
Additional paid-in capital	104,895	104,404
Accumulated deficit	(107,273)	(100,769)
Total stockholders' equity (deficit)	(2,377)	3,636
Total liabilities and stockholders’ equity (deficit)	$22,007	$27,967

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$—	$1,022
Operating expenses:
Research and development	4,917	7,118
General and administrative	1,639	1,641
Total operating expenses	6,556	8,759
Loss from operations	(6,556)	(7,737)
Other income (expense):
Interest and other income, net	61	116
Share of loss from equity method investment	(9)	(442)
Net loss	$(6,504)	$(8,063)
Weighted-average common shares outstanding used in computing net loss, basic and diluted	8,919,393	8,105,636
Net loss per share, basic and diluted	$(0.73)	$(0.99)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Three Months Ended March 31, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636
Exercise of stock options	—	—	4,913	—	14	—	14
Stock-based compensation	—	—	—	—	477	—	477
Net loss	—	—	—	—	—	(6,504)	(6,504)
Balances as of March 31, 2020	—	$—	8,923,374	$1	$104,895	$(107,273)	$(2,377)

	Three Months Ended March 31, 2019 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances as of December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	26,314
Exercise of stock options	—	—	2,533	—	8	—	8
Stock-based compensation	—	—	—	—	450	—	450
Net loss	—	—	—	—	—	(8,063)	(8,063)
Balances as of March 31, 2019	—	$—	8,107,290	$1	$97,859	$(79,151)	$18,709

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,504)	$(8,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	83
Stock-based compensation expense	477	450
Share of loss from equity method investment	9	442
Changes in operating assets and liabilities:
Accounts receivable	—	1,660
Other receivables	153	(1,703)
Prepaid expenses	1,141	(47)
Contract costs	(488)	—
Accounts payable	226	484
Accrued liabilities	328	(1,098)
Deferred revenue	—	(22)
Net cash used in operating activities	(4,574)	(7,814)
Cash flows from investing activities:
Purchase of property and equipment	(13)	(120)
Net cash used in investing activities	(13)	(120)
Cash flows from financing activities:
Proceeds from stock option exercises	14	8
Net cash provided by financing activities	14	8
Net decrease in cash and cash equivalents	(4,573)	(7,926)
Cash and cash equivalents at:
Beginning of period	20,897	24,237
End of period	$16,324	$16,311
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals. Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Organization

Aridis Pharmaceuticals, Inc. (the “Company” or “we” or “our”) was established as a California limited liability corporation in 2003. The Company converted to a Delaware C corporation on May 21, 2014. Our principal place of business is in San Jose, California. We are a late-stage biopharmaceutical company focused on developing new breakthrough therapies for infectious diseases and addressing the growing problem of antibiotic resistance. The Company has a deep, diversified portfolio of clinical and pre-clinical stage non-antibiotic anti-infective product candidates that are complimented by a fully human monoclonal antibody discovery platform technology. The Company’s suite of anti-infective product candidates offers opportunities to profoundly alter the current trajectory of increasing antibiotic resistance and improve the health outcome of many of the most serious life-threatening infections particularly in hospital settings.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements (unaudited) include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements (unaudited) have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements (unaudited) reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 8, 2020.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported condensed consolidated balance sheet, net loss, stockholders’ equity (deficit) or cash flow activities.

COVID-19

The COVID-19 outbreak in the United States has caused business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

Going Concern

The Company has had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2020. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. At March 31, 2020, the Company had cash and cash equivalents of $16.3 million. In May 2020, the Company was granted a loan for approximately $715,000 pursuant to the Paycheck Protection Program (see Note 12).

Our research and development expenses and resulting cash burn during the three months ended March 31, 2020, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. Current clinical development activities are focused on AR-301 and AR-501. We expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

The Company plans to fund its losses from operations through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. The Company may be unable to secure additional financing or other sources of funding on acceptable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, along with the additional cash received in May 2020, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its condensed consolidated financial statement issuance date.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these condensed consolidated financial statements are issued. These condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, best estimate of standalone selling price of revenue deliverables, allowance for doubtful accounts, long-lived assets, classification of deferred revenue, income taxes, assumptions used in the Black-Scholes-Merton (“BSM”) model to calculate the fair value of stock-based compensation, deferred tax asset valuation allowances, preclinical study and clinical trial accruals. Actual results could differ from those estimates.

Concentration of Risk

Credit Risk

The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits.

Customer Risk

For the three months ended March 31, 2020, the Company did not have any revenue. For the three months ended March 31, 2019, one customer accounted for 100% of total revenue. This customer is located in the United States. As of March 31, 2020 and December 31, 2019, there were no accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and December 31, 2019, there were no allowances for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed consolidated balance sheet and any resulting gain or loss is reflected in the condensed consolidated statement of operations in the period realized.

Intangible Assets

Intangible assets are recorded at cost and amortized over the estimated useful life of the asset. Intangible assets consist of licenses with various institutions whereby the Company has rights to use intangible property obtained from such institutions.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2020 and December 31, 2019.

Revenue Recognition

The Company recognizes revenue based on Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. See Note 6 for details of the development and license agreements.

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

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company receives payments from its customers based on payment schedules established in each contract. The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on its condensed consolidated balance sheets. Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the condensed consolidated balance sheet. Amounts are recorded as other receivables on the condensed consolidated balance sheet when our right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the three months ended March 31, 2020, there was no amortization of the contract assets and there have been no impairments as of March 31, 2020.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at March 31, 2020 (see Note 6) and December 31, 2019.

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

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Comprehensive Loss

The Company has no items of comprehensive income or loss other than net loss.

Loss Per Share

Basic loss per share is calculated by dividing net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period.

For the three months ended March 31, 2020 and 2019, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following tables presents the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Numerator:
Net loss (basic and diluted)	$(6,504)	$(8,063)

Denominator:
Weighted-average shares of common stock (basic and diluted)	8,919,393	8,105,636

Basic and diluted net loss per share	$(0.73)	$(0.99)

The following potentially dilutive securities were excluded from the computation of diluted net loss per for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,373,409	1,239,835
Common stock warrants	1,733,322	1,966,930
	3,106,731	3,206,765

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

Recently Issued Accounting Pronouncements not yet adopted as of March 31, 2020

Accounting Standards Update 2016-02 and 2018-11

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the condensed consolidated balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842)—Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, FASB issued ASU 2019-01, Codification improvements, which provides clarification on implementation issued associated with adopting ASU 2016-02. ASU 2019-01 enhances the guidance in ASC 842 surrounding the fair value of underlying assets for lessors, presentation of sales-type and direct financing leases on the condensed consolidated statement of cash flows, and transition guidance surrounding accounting changes and error corrections.

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

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (ASC 326)”, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. For public business entities, ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company's condensed consolidated financial statements and disclosures.

Accounting Standards Update 2019-12

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (ASC 740)”, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities, the ASU 2019-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2019-12 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. Fair Value Disclosure

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these items. As of March 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities to be measured at fair value on its condensed consolidated balance sheets.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):
	March 31,	December 31,
	2020	2019
	(unaudited)
Lab equipment	$1,804	$1,804
Computer equipment and software	25	25
Total property and equipment	1,829	1,829
Less: Accumulated depreciation	(906)	(823)
Property and equipment, net	$923	$1,006

Depreciation expense was approximately $83,000 and $81,000 for the three months ended March 31, 2020 and 2019, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):
	March 31,	December 31,
	2020	2019
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(50)	(49)
Intangible assets, net	$31	$32

Amortization expense was approximately $1,000 and $2,000 for the three month periods ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):
	March 31,	December 31,
	2020	2019
	(unaudited)
Research and development services	$2,443	$2,709
Payroll related expenses	223	150
Professional services	149	115
Accrued liabilities	$2,815	$2,974

5. Equity Method Investment

On February 11, 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a related party, principal shareholder of the Company, and a Chinese entity (“Hepalink”), for developing and commercializing products for infectious diseases. Under the terms of the JV Agreement, the Company contributed $1.0 million and the license of its technology relating to the Company’s AR-101 and AR-301 product candidates for use in the joint venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd. (the “JV Entity”) in the territories of the Republic of China, Hong Kong, Macau and Taiwan (the “Territory”) and initially owns 49% of the JV Entity.

On August 6, 2018, the Company entered into an amendment to the JV Agreement with Hepalink whereby the Company agreed to additionally contribute an exclusive, revocable, and royalty-free right and license to its AR-105 product candidate in the Territory. Pursuant to the JV Agreement and the amendment, Hepalink initially owns 51% of the JV Entity and is obligated to contribute the equivalent of $7.2 million to the JV Entity. Additionally, Hepalink is obligated to make an additional equity investment of $10.8 million or more at the time of the JV Entity’s first future financing. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105 (see Note 10).

The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $9,000 and $442,000 losses from the operations of the JV Entity, respectively. As of March 31, 2020 and December 31, 2019, the Company’s equity method investment in the JV Entity was approximately $0 and $9,000, respectively.

6. Development and License Agreements

Cystic Fibrosis Foundation Development Agreement

In December 2016, the Company received an award from the Cystic Fibrosis Foundation (“CFF”), or the Development Program Letter Agreement (the “CFF Agreement”), for approximately $2.9 million. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the Company as certain milestones defined in the agreement are met. The milestones relate to pre-clinical and clinical research activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount as it receives from the non-profit organization. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the non-profit organization. In November 2018, the CF Foundation increased the award to approximately $7.5 million.

The Company determined that the CFF Agreement was under the scope of ASC 606 and that the clinical research activities are considered one performance obligation. Hence, the entire estimated transaction price is allocated to this combined performance obligation and is recognized as revenue by measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the CFF Agreement. The remaining milestones at March 31, 2020 of approximately $4.8 million related to clinical research activities are constrained and evaluated at every reporting period.

There was no revenue from the CFF agreement recognized during the three months ended March 31, 2020. For the three months ended March 31, 2019, all grant revenue totaling approximately $1.0 million was derived from the CFF Agreement.

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

In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “License Agreement”). Under the License Agreement, the Company received upfront payments totaling $15 million, of which $5 million was received in July 2019 through the option agreement referred to above. Pursuant to the License Agreement, the Company granted to SAMR exclusive licenses, and rights to sublicense, certain patent rights and technology related know-how to the Company’s products AR-301, AR-105, AR-101 and AR-201 in certain territories as defined in the License Agreement (the “licenses and know-how”), and granted SAMR an option for the Company to provide research services using its MabIgX® platform technology for the identification of up to five (5) candidates including product development of these identified candidates and an exclusive license of these products in certain territories (the “research and development option”). Further, under the License Agreement the Company will provide development support related to the licensed products in order to assist SAMR in its efforts around the licensed products in SAMR’s authorized territories which will be performed under the direction of a Joint Steering Committee (“JSC”) which the Company will participate in (collectively “development support services”). In addition, under the License Agreement, SAMR was granted an exclusive manufacturing license option as the initial license granted above does not allow for manufacturing of certain products. This manufacturing option provides incremental rights related to these products beyond what is granted as part of the licensing discussed above (the “manufacturing rights option”). If a third party sublicensee of AR-301, AR-105 and AR-101 wishes to manufacture these products by itself for the territory for which it has a license from the Company, then the Company shall have the right to buy back the manufacturing rights for all territories outside of the certain territories by paying to SAMR $5 million.

Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. The Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders’ equity within the Company’s consolidated balance sheet. The Company allocated the net $4.6 million from the equity investment, after deducting commissions and offering costs, to the License Agreement. Therefore, the Company recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation.

The License Agreement is determined to be within the scope of ASC 606, as the transaction represents a contract with a customer where the participants function in a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated under the License Agreement. Using the concepts of ASC 606, the Company identified the following performance obligations under the License Agreement: 1) the transfer of licenses of the intellectual property for AR-301, AR-101, AR-105 and AR-201, inclusive of the related technology know-how conveyance (referred to as the license and know-how above); and 2) the Company to deliver ongoing development support services related to the licensed products and the Company’s participation in the JSC (referred to as the development support services above); and identified the following material promises under the License Agreement: 3) SAMR was granted a research and development option of up to five identified product candidates for the Company to perform including specific development services (the research and development option referred to above); and 4) SAMR was granted an exclusive manufacturing license option which would provide for incremental manufacturing rights related to AR-301, AR-105 and AR-101 beyond what is granted in the License Agreement (the manufacturing rights option referred to above). The Company concluded that the performance obligations and material promises identified are separate and distinct from each other.

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At March 31, 2020 and December 31, 2019, the Company performed an assessment and determined that these milestone and royalty payments are constrained.

The Company determined that the transaction price under the License Agreement was $19.6 million, consisting of the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation as noted above, which was allocated among the performance obligations and material promises based on their respective related standalone selling prices. The Company allocated the $19.6 million transaction price to the following: approximately $14.5 million to the licenses and know-how; approximately $79,000 to the development support services; approximately $892,000 to the research and development option; and approximately $4.1 million to the manufacturing rights option. See further disclosure related to the License Agreement in the Company’s audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States SEC on April 8, 2020.

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2020 and December 31, 2019. Therefore, no revenue related to the License Agreement was recognized during the three months ended March 31, 2020 and the year ended December 31, 2019.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.7 million and $14.6 million to deferred revenue, current, and approximately $4.9 million and $5.0 million to deferred revenue, noncurrent, on its condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $1.5 million and $1.5 million is classified as current, and approximately $520,000 and $526,000 is classified as noncurrent, as of March 31, 2020 and December 31, 2019, respectively.

7. Warrants

Common Stock Warrant Expense

On December 12, 2016, the Company issued 234,860 common stock warrants at an exercise price of $14.50 per share to its former Vice Chairman of the Board of Directors. The total fair value of the award was approximately $661,000 and was being amortized over a five-year vesting period. On August 13, 2019, this board member was not up for re-election at the annual shareholder’s meeting, therefore the vesting of the common stock warrants ceased on August 13, 2019 resulting in the cancellation of 109,601 unvested warrants. For the three months ended March 31, 2019, the Company recorded stock-based compensation expense of approximately $33,000, related to these warrants.

8. Common Stock

As of March 31, 2020 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,733,322
Shares reserved for exercise of outstanding options to purchase common stock	1,373,409
Shares reserved for issuance of future options	361,708
Total	3,468,439

9. Stock-Based Compensation

Equity Incentive Plan

In May 2014, the Company adopted and the shareholders approved the 2014 Equity Incentive Plan (the 2014 Plan). Under the 2014 Plan, 233,722 shares of the Company’s common stock were initially reserved for the issuance of stock options to employees, directors, and consultants, under terms and provisions established by the Board of Directors. Under the terms of the 2014 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2014 Plan may not exceed ten years.

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

Stock option activity for the three months ended March 31, 2020 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2019	196,982	1,380,312	$10.06
Additional shares reserved	162,736	—	—
Options granted	(28,500)	28,500	4.76
Options exercised	—	(4,913)	2.89
Options cancelled	30,490	(30,490)	15.08
Balances at March 31, 2020	361,708	1,373,409	$9.86

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three months ended March 31, 2020 and 2019 were estimated using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.00	6.25
Expected volatility	84% - 94%	78% - 82%
Risk-free interest-rate	0.51% - 1.73%	2.47% - 2.53%
Dividend yield	0%	0%

During the three months ended March 31, 2020 and 2019, the Company granted options to purchase 28,500 and 343,875 shares with a weighted-average grant date fair value of $3.60 and $6.52 per share, respectively, and the aggregate intrinsic value of options exercised was approximately $17,000 and $15,000, respectively.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Research and development	$145	$173
General and administrative	332	244
Total	$477	$417

As of March 31, 2020, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $4.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.48 years.

10. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended March 31, 2020 and 2019, the Company recorded approximately $72,000 and $703,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of March 31, 2020 and December 31, 2019, the Company recorded approximately $72,000 and $152,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10 million. As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company. In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “ License Agreement”)(see Note 6).

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2020 and December 31, 2019. Therefore, no revenue related to the License Agreement was recognized during the three months ended March 31, 2020 and the year ended December 31, 2019.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.7 million and $14.6 million to deferred revenue, current, and approximately $4.9 million and $5.0 million to deferred revenue, noncurrent, on its condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $1.5 million and $1.5 million is classified as current, and approximately $520,000 and $526,000 is classified as noncurrent, as of March 31, 2020 and December 31, 2019, respectively.

11. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days’ notice. The Company recognizes rent expense as incurred. Rent expense was approximately $102,000 and $81,000, for the three months ended March 31, 2020 and 2019, respectively. The Company is considering moving into new premises during the second half of 2020.

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide us with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. See further disclosure related to these agreements in the Company’s audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States SEC on April 8, 2020.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2020 and December 31, 2019, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings for a legal complaint filed during the three months ended March 31, 2020. As of December 31, 2019, there were no pending legal proceedings.

Legal Proceeding

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company’s preferred stock in July 2017 prior to the Company’s IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO. The plaintiff is asking for approximately $277,000 in compensatory damages. The Company believes that the claims in this complaint are without merit and intends to defend vigorously against them.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of March 31, 2020 and December 31, 2019.

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

In the event that the development efforts are delayed, which result from events within the Company’s control, for more than one hundred eighty (180) consecutive days at any time before the first commercialization of the drug from the related development efforts, the CFF may provide an interruption notice to the Company. The Company then has thirty (30) days to respond to such notice. If the Company does not respond within thirty (30) days, an interruption license shall be effective. The interruption license to the CFF is an exclusive, worldwide license under the development program technology to manufacture, have manufactured, license, use, sell, offer to sell, and support the product in the field and includes financial conditions for both parties.

None of these events have occurred as of March 31, 2020.

12. Subsequent Events

In May 2020, the Company was granted a loan (the “Loan”) from Silicon Valley Bank in the aggregate amount of approximately $715,000, pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months.  The Company intends to use the total Loan proceeds for purposes consistent with the PPP.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on April 8, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Recently we announced the development of a novel antibody discovery and production platform technology called APEXTM. This technology complements and further extends the capabilities of MabIgX® to quickly screen large number of antibody producing B-cells from patients and generation of high mAb producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied for the discovery and manufacturing of COVID-19 monoclonal antibodies.

Our lead product candidate, AR-301 has exhibited promising preclinical data and Phase 1/2a clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP. The on-going COVID-19 epidemic has caused an impact on patient enrollment globally and the rate of clinical site activation. We provisionally expect to report an interim data readout in the second half of 2020, and complete enrollment and top-line data in the second half of 2021.

To complement and diversify our portfolio of targeted monoclonal antibodies, we are developing a broad spectrum small molecule non-antibiotic anti-infective gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (CFF) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (QIDP) designations by the FDA. During the third quarter of 2019, the European Medicines Agency (EMA) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. We provisionally expect to report data from the Phase 1 portion of the trial into which healthy subjects were enrolled in the first half of 2020 and the Phase 2a portion with cystic fibrosis subjects in the second half of 2021.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock and debt securities. Current clinical development activities are focused on AR-301 and AR-501. Our expenses and resulting cash burn during the three months ended March 31, 2020 and the year ended December 31, 2019, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

We have incurred losses since our inception. Our net losses were approximately $6.5 million for the three months ended March 31, 2020 and $29.7 million for the year ended December 31, 2019. As of March 31, 2020 we had approximately $16.3 million of cash and cash equivalents and had an accumulated deficit of approximately $107.3 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

In September 2019, we entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a base prospectus covering the offering of up to $100 million in aggregate shares of securities as defined within the prospectus and a prospectus supplement of up to a maximum aggregate offering of $25 million in common stock in accordance with the ATM Agreement. As of March 31, 2020, we have not sold any shares of common stock under the ATM Agreement.

In May 2020, we were granted a loan (the “Loan”) from Silicon Valley Bank in the aggregate amount of approximately $715,000, pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. We intend to use the total Loan proceeds for purposes consistent with the PPP.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our condensed consolidated financial statements that require significant estimates and judgments are as follows:

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, best estimate of standalone selling price of revenue deliverables, long lived assets, classification of deferred revenue, income taxes, assumptions used in the Black Scholes Merton (“BSM”) model to calculate the fair value of stock based compensation, deferred tax asset valuation allowances, preclinical study and clinical trial accruals. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue based on Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

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

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We recognize revenue as or when the performance obligations under the contract are satisfied. We receive payments from our customers based on payment schedules established in each contract. We record any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on the condensed consolidated balance sheet. Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the condensed consolidated balance sheet. Amounts are recorded as other receivables on the condensed consolidated balance sheet when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.

Under the Development Program Letter Agreement with CFF (the “CFF Agreement”), entered into in December 2016 and amended in November 2018 to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program, we recognized revenue of approximately $1.0 million for the three months ended March 31, 2019. The Company recognized no revenue during the three months ended March 31, 2020. We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2020 and 2019, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for at least the one-year period following our condensed consolidated financial statements issuance date, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change $
Revenue:	(unaudited)	(unaudited)
Grant revenue	$—	$1,022	$(1,022)
Operating expenses:
Research and development	4,917	7,118	(2,201)
General and administrative	1,639	1,641	(2)
Total operating expenses	6,556	8,759	(2,203)
Loss from operations	(6,556)	(7,737)	1,181
Other income (expense):
Interest and other income, net	61	116	(55)
Share of loss from equity method investment	(9)	(442)	433
Net loss	$(6,504)	$(8,063)	$1,559

Grant Revenue. Grant revenue decreased from approximately $1.0 million for the three months ended March 31, 2019 to zero for the three months ended March 31, 2020 primarily due to the recognition of revenue related to a milestone under the grant award from the CFF during the first quarter of 2019 and none during the first quarter of 2020.

Research and Development Expenses. Research and development expenses decreased by approximately $2.2 million from $7.1 million for the three months ended March 31, 2019 to $4.9 million for the three months ended March 31, 2020 due primarily to a decrease in spending on clinical trial activities for the Phase 2 study of our AR-105 program, which ended during 2019, and a decrease in drug manufacturing expenses related to our Phase 3 clinical trial of AR-301. These decreases were partially offset by an increase in spending on our Phase 3 clinical trial activities of AR-301 and an increase in spending on the Phase 1/2a clinical trial of our AR-501 program.

General and Administrative Expenses. There was no material difference in general and administrative expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Interest and Other Income, Net. Interest and other income, net decreased by approximately $55,000 from $116,000 for the three months ended March 31, 2019 to $61,000 for the three months ended March 31, 2020 due primarily due to a lower average cash balance and lower interest rates.

Share of Loss in Equity Method Investment.    Loss from equity method investment decreased by approximately $433,000 from $442,000 for the three months ended March 31, 2019 to $9,000 for the three months ended March 31, 2020 due to our share of loss from our minority interest calculated under the equity method which was limited to the reduction of the net book value of the investment to zero.

Liquidity, Capital Resources and Going Concern

In September 2019, we entered into an ATM Agreement with Cantor under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a prospectus supplement covering the offering of up to $100 million of shares of common stock in accordance with the ATM Agreement. As of March 31, 2020, we have not sold any shares of common stock under the ATM Agreement.

In May 2020, we were granted a Loan from Silicon Valley Bank in the aggregate amount of approximately $715,000, pursuant to the PPP. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. We intend to use the total Loan proceeds for purposes consistent with the PPP.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2020 and the year ended December 31, 2019. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents, along with the additional cash received in May 2020, will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(4,574)	$(7,814)
Investing activities	(13)	(120)
Financing activities	14	8
Net decrease in cash and cash equivalents	$(4,573)	$(7,926)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $4.6 million for the three months ended March 31, 2020, which was primarily due to our net loss of approximately $6.5 million and an increase of approximately $488,000 in capitalized contract costs, resulting from the SAMR License Agreement entered into in 2019. The cash used in operating activities was partially offset by a decrease of approximately $1.1 million in prepaid expenses, a decrease of approximately $153,000 in other receivables, an increase of approximately $226,000 in accounts payables and an increase of approximately $328,000 in accrued liabilities, and the non-cash charges of approximately $477,000 related to stock-based compensation and approximately $84,000 in depreciation and amortization.

Net cash used in operating activities was approximately $7.8 million for the three months ended March 31, 2019, which was primarily due to our net loss of approximately $8.1 million, an increase of approximately $1.7 million in other receivables, and a decrease of approximately $1.1 million in accrued liabilities. This cash used in operating activities was partially offset by a decrease of approximately $1.7 million in accounts receivable, an increase of approximately $484,000 in accounts payable, and the non-cash charges of approximately $450,000 related to stock-based compensation, approximately $442,000 from the loss on our equity method investment, and approximately $83,000 in depreciation and amortization.

Cash Flows from Investing Activities.

Cash used in investing activities of approximately $13,000 and $120,000 during the three months ended March 31, 2020 and 2019, respectively, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $14,000 and $8,000 during the three months ended March 31, 2020 and 2019, respectively, was due to net proceeds received from stock option exercises.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of March 31, 2020” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our management concluded that we had a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and we expect to hire additional senior accounting staff to complete the remediation by the end of 2020.

We expect to incur additional costs to remediate this weakness, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed consolidated financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems, that could negatively affect our internal control over financial reporting and result in material weaknesses.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed on February 18, 2020 in the New York State Supreme Court against us by an investor who invested in our company’s preferred stock in July 2017 which was prior to our initial public offering in August 2018.  The complaint alleges, among other things, that we breached our contract and fiduciary duty, by not issuing additional securities to the investor as a result of our initial public offering.  The plaintiff is asking for approximately $277,000 in compensatory damages.  We believe that all of the claims in the complaint are without merit and intend to defend vigorously against them

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2019.

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

Aridis Pharmaceuticals, Inc.

Dated: May 12, 2020	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2020	By:	/s/ Michael A. Nazak
Michael A. Nazak, Chief Financial Officer
(Principal Financial Officer)