Form 10-Q
period 2020-06-30
Aridis Pharmaceuticals, Inc.
filed 2020-08-11
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at July 31, 2020 was 8,923,374.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,812	$20,897
Accounts receivable	1,000	—
Other receivables	352	413
Contract costs	1,543	1,537
Prepaid expenses	1,441	2,990
Total current assets	16,148	25,837
Property and equipment, net	845	1,006
Intangible assets, net	30	32
Equity method investment	—	9
Contract costs	520	526
Other assets	572	557
Total assets	$18,115	$27,967
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,696	$1,755
Accrued liabilities	2,175	2,974
Deferred revenue, current	14,661	14,602
Note payable, current	277	—
Total current liabilities	18,809	19,331
Deferred revenue	4,941	5,000
Note payable	438	—
Other liabilities	1	—
Total liabilities	24,189	24,331
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 8,923,374 and 8,918,461 as of June 30, 2020 and December 31, 2019, respectively)	1	1
Additional paid-in capital	105,418	104,404
Accumulated deficit	(111,493)	(100,769)
Total stockholders' equity (deficit)	(6,074)	3,636
Total liabilities and stockholders’ equity (deficit)	$18,115	$27,967

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,000	$—	$1,000	$1,022
Operating expenses:
Research and development	3,647	6,653	8,564	13,771
General and administrative	1,583	1,613	3,222	3,254
Total operating expenses	5,230	8,266	11,786	17,025
Loss from operations	(4,230)	(8,266)	(10,786)	(16,003)
Other income (expense):
Interest income, net	10	69	71	185
Share of loss from equity method investment	—	(186)	(9)	(628)
Net loss	$(4,220)	$(8,383)	$(10,724)	$(16,446)
Weighted-average common shares outstanding used in computing net loss, basic and diluted	8,923,374	8,107,290	8,921,383	8,106,484
Net loss per share, basic and diluted	$(0.47)	$(1.03)	$(1.20)	$(2.03)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Three Months Ended June 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances as of March 31, 2020	—	$—	8,923,374	$1	$104,895	$(107,273)	$(2,377)
Stock-based compensation	—	—	—	—	523	—	523
Net loss	—	—	—	—	—	(4,220)	(4,220)
Balances as of June 30, 2020	—	$—	8,923,374	$1	$105,418	$(111,493)	$(6,074)

	Three Months Ended June 30, 2019 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at March 31, 2019	—	$—	8,107,290	$1	$97,859	$(79,151)	$18,709
Stock-based compensation	—	—	—	—	536	—	536
Net loss	—	—	—	—	—	(8,383)	(8,383)
Balances as of June 30, 2019	—	$—	8,107,290	$1	$98,395	$(87,534)	$10,862

	Six Months Ended June 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636
Exercise of stock options	—	—	4,913	—	14	—	14
Stock-based compensation	—	—	—	—	1,000	—	1,000
Net loss	—	—	—	—	—	(10,724)	(10,724)
Balances as of June 30, 2020	—	$—	8,923,374	$1	$105,418	$(111,493)	$(6,074)

	Six Months Ended June 30, 2019 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	$26,314
Exercise of stock options	—	—	2,533	—	8	—	8
Stock-based compensation	—	—	—	—	986	—	986
Net loss	—	—	—	—	—	(16,446)	(16,446)
Balances as of June 30, 2019	—	$—	8,107,290	$1	$98,395	$(87,534)	$10,862

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(10,724)	$(16,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	166
Stock-based compensation expense	1,000	986
Share of loss from equity method investment	9	628
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	660
Other receivables	61	(1,010)
Prepaid expenses	1,548	(833)
Contract costs	(488)	—
Other assets	(15)	(20)
Accounts payable	(44)	(787)
Accrued liabilities and other	(311)	979
Deferred revenue	—	(22)
Net cash used in operating activities	(9,797)	(15,699)
Cash flows from investing activities:
Purchase of property and equipment	(17)	(27)
Net cash used in investing activities	(17)	(27)
Cash flows from financing activities:
Proceeds from note payable	715	—
Proceeds from stock option exercises	14	8
Net cash provided by financing activities	729	8
Net decrease in cash and cash equivalents	(9,085)	(15,718)
Cash and cash equivalents at:
Beginning of period	20,897	24,237
End of period	$11,812	$8,519
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2
Supplemental noncash investing and financing activities:
Property and equipment additions	$—	$—

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

Going Concern

The Company has had recurring losses from operations since inception and negative cash flows from operating activities during the six months ended June 30, 2020. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. At June 30, 2020, the Company had cash and cash equivalents of $11.8 million.

The Company’s research and development expenses and resulting cash burn during the six months ended June 30, 2020, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. Current clinical development activities are focused on AR-301 and AR-501. We expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

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

Customer Risk

For the three and six months ended June 30, 2020 and 2019, one customer accounted for 100% of total revenue. This customer is located in the United States. As of June 30, 2020, one customer accounted for 100% of accounts receivable. As of December 31, 2019, there were no accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and December 31, 2019, there were no allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2020 and December 31, 2019.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the six months ended June 30, 2020, there was no amortization of the contract assets and there have been no impairments as of June 30, 2020.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at June 30, 2020 (see Note 6) and December 31, 2019.

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

For the six months ended June 30, 2020 and 2019, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following tables presents the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss (basic and diluted)	$(4,220)	$(8,383)	$(10,724)	$(16,446)

Denominator:
Weighted-average shares of common stock (basic and diluted)	8,923,374	8,107,290	8,921,383	8,106,484

Basic and diluted net loss per share	$(0.47)	$(1.03)	$(1.20)	$(2.03)

The following potentially dilutive securities were excluded from the computation of diluted net loss per for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,517,301	1,250,145
Common stock warrants	1,733,322	1,966,930
	3,250,623	3,217,075

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

Recently Issued Accounting Pronouncements not yet adopted as of June 30, 2020

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

This guidance was effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In November 2019, the FASB deferred the effective date for adopting the leasing standard updates for private companies, not-for-profit organizations, and smaller reporting companies. In June 2020, the FASB issued additional deferral guidance that defers the effective date of the leasing standard updates for one year for entities in the “all other” category and public not-for-profit entities that have not yet issued financial statements adopting the standard. The deferrals of the standard are intended to provide relief to nonpublic companies and not-for-profit entities that have had their implementation efforts delayed by the COVID-19 pandemic.

As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, the new leasing standard updates would be effective for the Company for the year ended December 31, 2022, and all interim periods within the year ended December 31, 2023. Early adoption is permitted. While the Company continues to review its current accounting policies and practices to identify potential differences that would result from applying the new guidance, the Company expects that its non-cancellable operating lease commitments with a term of more than twelve months will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets upon adoption. The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, accrued liabilities, and note payable approximate fair value due to the short-term nature of these items. As of June 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities to be measured at fair value on its condensed consolidated balance sheets.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Lab equipment	$1,808	$1,804
Computer equipment and software	25	25
Total property and equipment	1,833	1,829
Less: Accumulated depreciation	(988)	(823)
Property and equipment, net	$845	$1,006

Depreciation expense was approximately $83,000 and $82,000 for the three months ended June 30, 2020 and 2019, and approximately $165,000 and $163,000 for the six months ended June 30, 2020 and 2019, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(51)	(49)
Intangible assets, net	$30	$32

Amortization expense was approximately $1,000 and $1,000 for the three month periods ended June 30, 2020 and 2019, and approximately $2,000 and $3,000 for the six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Research and development services	$1,836	$2,709
Payroll related expenses	192	150
Professional services	147	115
Accrued liabilities	$2,175	$2,974

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

On August 6, 2018, the Company entered into an amendment to the JV Agreement with Hepalink whereby the Company agreed to additionally contribute an exclusive, revocable, and royalty-free right and license to its AR-105 product candidate in the Territory. Pursuant to the JV Agreement and the amendment, Hepalink initially owns 51% of the JV Entity and is obligated to contribute the equivalent of $7.2 million to the JV Entity. Additionally, Hepalink is obligated to make an additional equity investment of $10.8 million or more at the time of the JV Entity’s first future financing. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105 (see Note 11).

The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. The Company recognized losses from the operations of the JV Entity of approximately $0 and $9,000 for the three and six months ended June 30, 2020, respectively, and approximately $186,000 and $628,000 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company’s equity method investment in the JV Entity was approximately $0 and $9,000, respectively.

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

The Company determined that the CFF Agreement was under the scope of ASC 606 and that the clinical research activities are considered one performance obligation. Hence, the entire estimated transaction price is allocated to this combined performance obligation and is recognized as revenue by measuring progress using the input (cost-to-cost) method, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the CFF Agreement. The remaining milestones at June 30, 2020 of approximately $3.8 million related to clinical research activities are constrained and evaluated at every reporting period.

For the three and six months ended June 30, 2020, the Company recognized $1.0 million in revenue from the CFF Agreement due to the achievement and recognition of a milestone during the second quarter of 2020. For the three and six months ended June 30, 2019, the Company recognized approximately $1.0 million in revenue from the CFF Agreement as the Company determined the achievement of a milestone was probable during the first quarter of 2019. The Company calculates the amount of revenue recognizable under ASC 606 from the CFF Agreement in any given period by accumulating the total related costs incurred under the CFF Agreement through the end of the reporting period using the input (cost-to-cost) method, and then determines the amount of revenue that can be recognized in the period based on a limit equal to the amount of accumulated milestones achieved or that were probable of being achieved through the end of the reporting period.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At June 30, 2020 and December 31, 2019, the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that the intellectual property licensed under the License Agreement represents functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time upon satisfying the performance obligations. The Company will satisfy the performance obligations upon transfer of the licenses and know-how to SAMR, and expects to satisfy these performance obligations by June 30, 2021.

The Company determined that no performance obligations or material promises were satisfied as of June 30, 2020 and December 31, 2019. Therefore, no revenue related to the License Agreement was recognized during the six months ended June 30, 2020 and the year ended December 31, 2019.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.7 million and $14.6 million to deferred revenue, current, and approximately $4.9 million and $5.0 million to deferred revenue, noncurrent, on its condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $1.5 million and $1.5 million is classified as current, and approximately $520,000 and $526,000 is classified as noncurrent, as of June 30, 2020 and December 31, 2019, respectively.

7. Paycheck Protection Program Loan

The Company applied for and received a loan, which is in the form of a note dated May 1, 2020, from Silicon Valley Bank (“SVB”) in the aggregate amount of approximately $715,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered period.

The Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. The Company is required to pay principal and interest on the Loan in equal monthly installments beginning on December 1, 2020 and the outstanding interest balance accrued during the deferral period to be paid on the maturity date, which is May 1, 2022. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Loan contain events of default (as defined in the PPP Loan agreement), in which the occurrence could result in the acceleration of all amounts due under the Loan. As of June 30, 2020, there were no events of default under the PPP Loan.

The Company believes in good faith that it met the eligibility requirements for the PPP Loan and expects to meet the forgiveness criteria. Since the forgiveness of the Loan is outside the Company’s control, the Company has accounted for its PPP Loan as debt. If the PPP Loan is ultimately forgiven and the Company is legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in the Company’s consolidated statement of operations as a gain. While the criteria for loan forgiveness is stated in the Small Business Administration (“SBA”) loan forgiveness application, the SBA also indicated that it intends to issue more guidance which could affect the conditions for forgiveness. The Company will closely monitor the PPP Loan forgiveness criteria.

At June 30, 2020, the Company recognized the entire amount of the PPP Loan proceeds of approximately $715,000 as a note payable, approximately $277,000 as current and $438,000 as noncurrent, in its condensed consolidated balance sheets. For the three and six months ended June 30, 2020, the Company recognized $1,000 in interest expense in its consolidated statements of operations.

Future payments on the Loan as of June 30, 2020 are as follows (in thousands):

Period ending,
Six months ending December 31, 2020	$40
Year ending December 31, 2021	480
Year ending December 31, 2022	204
Total minimum payments	724
Less amount representing interest	(9)
Loan, gross	$715

8. Warrants

Common Stock Warrant Expense

On December 12, 2016, the Company issued 234,860 common stock warrants at an exercise price of $14.50 per share to its former Vice Chairman of the Board of Directors. The total fair value of the award was approximately $661,000 and was being amortized over a five-year vesting period. On August 13, 2019, this board member was not up for re-election at the annual shareholder’s meeting, therefore the vesting of the common stock warrants ceased on August 13, 2019 resulting in the cancellation of 109,601 unvested warrants. For the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense of approximately $33,000 and $66,000, respectively, related to these warrants. For the three and six months ended June 30, 2020, the Company did not record any stock-based compensation expense related to these warrants.

9. Common Stock

As of June 30, 2020 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,733,322
Shares reserved for exercise of outstanding options to purchase common stock	1,517,301
Shares reserved for issuance of future options	617,816
Total	3,868,439

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

In June 2020, the adoption of an amendment to the 2014 Plan to eliminate the evergreen provision and setting the number of shares of common stock reserved for issuance thereunder to 2,183,692 shares was approved by the Company’s stockholders. The additional shares reserved in the below stock option activity table includes 162,736 shares reserved pursuant to the evergreen provision and 400,000 shares reserved pursuant to the amendment to the 2014 Plan.

Stock Options

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option by option basis. Options generally vest ratably over service periods of up to four years and expire ten years from the date of grant.

Stock option activity for the six months ended June 30, 2020 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2019	196,982	1,380,312	$10.06
Additional shares reserved	562,736	—	—
Options granted	(173,500)	173,500	5.67
Options exercised	—	(4,913)	2.89
Options cancelled	31,598	(31,598)	14.65
Balances at June 30, 2020	617,816	1,517,301	$9.48

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and six months ended June 30, 2020 and 2019 were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	6.00	6.25	6.00	6.25
Expected volatility	94% - 96%	95%	84% - 96%	78% - 95%
Risk-free interest-rate	0.43% - 0.46%	2.06%	0.43% - 1.73%	2.06% - 2.67%
Dividend yield	0%	0%	0%	0%

During the three and six months ended June 30, 2020, the Company granted options to purchase 145,000 and 173,500 shares with a weighted-average grant date fair value of $4.83 and $4.63 per share, respectively. During the three and six months ended June 30, 2019, the Company granted options to purchase 40,000 and 383,875 shares with a weighted-average grant date fair value of $6.47 and $6.51 per share, respectively. There were no options exercised during the three months ended June 30, 2020 and 2019. There were 4,913 and 2,533 options exercised during the six months ended June 30, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was approximately $17,000 and $15,000, respectively.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$130	$198	$275	$371
General and administrative	393	305	725	549
Total	$523	$503	$1,000	$920

As of June 30, 2020, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $4.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.38 years.

11. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended June 30, 2020 and 2019, the Company recorded approximately $112,000 and $232,000, respectively, and for the six months ended June 30, 2020 and 2019, the Company recorded approximately $184,000 and $935,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of June 30, 2020 and December 31, 2019, the Company recorded approximately $112,000 and $152,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10 million. As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company. In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “ License Agreement”) (see Note 6).

The Company determined that no performance obligations or material promises were satisfied as of June 30, 2020 and December 31, 2019. Therefore, no revenue related to the License Agreement was recognized during the six months ended June 30, 2020 and the year ended December 31, 2019.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.7 million and $14.6 million to deferred revenue, current, and approximately $4.9 million and $5.0 million to deferred revenue, noncurrent, on its condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $1.5 million and $1.5 million is classified as current, and approximately $520,000 and $526,000 is classified as noncurrent, as of June 30, 2020 and December 31, 2019, respectively.

Cytovance Biologics, Inc.

On June 26, 2020, the Company entered into a Scope of Work for a Non-Exclusive License Agreement (the “Scope of Work”) with Cytovance Biologics, Inc., a wholly owned subsidiary of Hepalink which is a related party and principal shareholder of the Company. Under the Scope of Work, Cytovance will execute and deliver to the Company a non-exclusive license to certain technology in a form to be mutually agreed upon. As of June 30, 2020, nothing has been executed or delivered to the Company under the Scope of Work.

12. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement which can be terminated at any time with 90 days’ notice. The Company recognizes rent expense as incurred. Rent expense was approximately $113,000 and $82,000 for the three months ended June 30, 2020 and 2019, respectively, and $215,000 and $163,000 for the six months ended June 30, 2020 and 2019, respectively. The Company is planning to move into new larger premises during the second half of 2020.  On July 30, 2020, a complaint for declaratory relief was filed in Superior Court of California, City and County of San Francisco against the Company by its current landlord, San Jose Biocube II, LLC.  The complaint seeks a declaratory judgment regarding whether the defendant’s tenancy has been terminated and defendant can be evicted at the present time.  The Company believes the complaint is without merit and intends to vigorously defend itself against it.

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. See further disclosure related to these agreements in the Company’s audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2020.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2020 and December 31, 2019, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceeding for a legal complaint filed during the six months ended June 30, 2020 and Subsequent Events Note 13 for legal complaint filed on July 30, 2020. As of December 31, 2019, there were no pending legal proceedings.

Legal Proceeding

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company’s preferred stock in July 2017 prior to the Company’s IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO. The plaintiff is asking for approximately $277,000 in compensatory damages. The parties are currently in fact discovery. The Company believes that the claims in this complaint are without merit and intends to defend vigorously against them.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of June 30, 2020 and December 31, 2019.

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

None of these events have occurred as of June 30, 2020.

13. Subsequent Events

On July 30, 2020, a complaint for declaratory relief was filed in Superior Court of California, City and County of San Francisco against the Company by its current landlord, San Jose Biocube II, LLC.  The complaint seeks a declaratory judgment regarding whether the defendant’s tenancy has been terminated and defendant can be evicted at the present time.  The Company believes the complaint is without merit and intends to vigorously defend itself against it.

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

Our operations and business prospects are always subject to risks and uncertainties including, among others:

•	the timing of regulatory submissions;

•	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

•	approvals for clinical trials may be delayed or withheld by regulatory agencies;

•	preclinical and clinical studies may not be successful or do not confirm earlier results or meet expectations or meet regulatory requirements or meet performance thresholds for commercial success;

•	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

•	risks associated with obtaining third party funding;

•	risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic;

•	management and employee operations and execution risks;

•	loss of key personnel;

•	competition;

•	risks related to market acceptance of products;

•	intellectual property risks;

•	assumptions regarding the size of the available market, benefits of our products, product pricing, and timing of product launches;

•	risks associated with the uncertainty of future financial results;

•	our ability to attract collaborators and partners; and

•	risks associated with our reliance on third party organizations.

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

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of non-antibiotic anti-infectives. A significant focus of ours is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP.

Recently we announced the development of a novel antibody discovery and production platform technology called ʎPEX™. This technology complements and further extends the capabilities of MabIgX® to quickly screen large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the discovery and manufacturing of COVID-19 mAbs. We also announced initiation of research and development activities of the Company’s monoclonal antibody program for COVID-19 called AR-701.

Our lead product candidate, AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP. The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activation. We provisionally expect to report an interim data readout in the second half of 2020, and complete enrollment and top-line data in the second half of 2021.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (CFF) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (QIDP) designations by the FDA. During the third quarter of 2019, the European Medicines Agency (EMA) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The Safety Monitoring Committee (“SMC’) and Data Safety Monitoring Board (“DSMB”) from the Cystic Fibrosis Foundation supported that the study proceed at all does levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with CF. We provisionally expect to report data from the Phase 2a portion with cystic fibrosis subjects in the second half of 2021.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock and debt securities. Current clinical development activities are focused on AR-301 and AR-501. Our expenses and resulting cash burn during the six months ended June 30, 2020 and the year ended December 31, 2019, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

We have incurred losses since our inception. Our net losses were approximately $10.7 million for the six months ended June 30, 2020 and $29.7 million for the year ended December 31, 2019. As of June 30, 2020 we had approximately $11.8 million of cash and cash equivalents and had an accumulated deficit of approximately $111.5 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

In September 2019, we entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a base prospectus covering the offering of up to $100 million in aggregate shares of securities as defined within the prospectus and a prospectus supplement of up to a maximum aggregate offering of $25 million in common stock in accordance with the ATM Agreement. As of May 14, 2020, we had not sold any securities pursuant to General Instruction I.B.6 of Form S-3. As a result of the limitations of General Instruction I.B.6, and in accordance with the terms of the ATM Agreement, the Company filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of our common stock having an aggregate offering price of up to $22 million from time to time through Cantor. As of August 10, 2020, we have not sold any shares of common stock under the ATM Agreement.

In May 2020, we received a loan in the form of a note, from Silicon Valley Bank (“SVB”) in the aggregate amount of approximately $715,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered period. The Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. We are required to pay principal and interest on the Loan in equal monthly installments beginning on December 1, 2020 and the outstanding interest balance accrued during the deferral period to be paid on the maturity date, which is May 1, 2022. We believe in good faith that we met the eligibility requirements for the PPP Loan and expect to meet the forgiveness criteria. Since the forgiveness of the Loan is outside of our control, we have accounted for our PPP Loan as debt. If the PPP Loan is ultimately forgiven and we are legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in our consolidated statement of operations as a gain.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue enrollment in our ongoing clinical trials;

•	initiate new clinical trials;

•	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;

•	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;

•	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;

•	make milestone or other payments under our agreements, pursuant to which we have licensed or acquired rights to intellectual property and technology;

•	seek to maintain, protect, and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel;

•	incur the administrative costs associated with being a public company and related costs of compliance;

•	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts;

•	experience any delays or encounter issues with any of the above; and

•	experience protracted COVID-19 related delays.

We expect to continue to incur significant expenses and increasing losses for at least the next several years. Accordingly, we anticipate that we will need to raise additional capital in order to obtain regulatory approval for, and the commercialization of, our therapeutic candidates. Until such time that we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved therapies or products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could adversely affect our business, financial condition and results of operations.

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

Under the Development Program Letter Agreement with CFF (the “CFF Agreement”), entered into in December 2016 and amended in November 2018 to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program, we recognized revenue of approximately $1.0 million for both three and six month periods ended June 30, 2020, and approximately $1.0 million for the six months ended June 30, 2019. We did not recognize any revenue during the three months ended June 30, 2019. We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.

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

Interest Income, Net

Interest income, net consists primarily of interest earned on our cash balances, partially offset by interest expense resulting from our PPP Loan.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the six months ended June 30, 2020 and 2019, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change $
Revenue:	(unaudited)	(unaudited)
Grant revenue	$1,000	$—	$1,000
Operating expenses:
Research and development	3,647	6,653	(3,006)
General and administrative	1,583	1,613	(30)
Total operating expenses	5,230	8,266	(3,036)
Loss from operations	(4,230)	(8,266)	4,036
Other income (expense):
Interest income, net	10	69	(59)
Share of loss from equity method investment	—	(186)	186
Net loss	$(4,220)	$(8,383)	$4,163

Grant Revenue. Grant revenue increased to approximately $1.0 million for the three months ended June 30, 2020 from zero for the three months ended June 30, 2019 primarily due to the recognition of revenue related to a milestone achieved under the grant award from the CFF during the second quarter of 2020 and none during the second quarter of 2019.

Research and Development Expenses. Research and development expenses decreased by approximately $3.0 million from $6.7 million for the three months ended June 30, 2019 to $3.6 million for the three months ended June 30, 2020 due primarily to:

•	a decrease of approximately $1.8 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2 study of our AR-105 program, which terminated during 2019;
•	a decrease of approximately $1.0 million in spending on our clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program during the second quarter of 2020 as compared to the second quarter of 2019 which included increased study start-up costs; and
•	a decrease of approximately $300,000 in personnel, consulting and other related costs.

These decreases were partially offset by an increase of approximately $100,000 in spending on clinical trial activities for the Phase 1/2a study of our AR-501 program.

General and Administrative Expenses. There was no material difference in general and administrative expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Interest Income, Net. Interest income, net decreased by approximately $59,000 from $69,000 for the three months ended June 30, 2019 to $10,000 for the three months ended June 30, 2020. The decrease is primarily due to lower interest rates during the second quarter of 2020 as compared to the second quarter of 2019.

Share of Loss in Equity Method Investment.    Loss from equity method investment decreased by approximately $186,000 from $186,000 for the three months ended June 30, 2019 to zero for the three months ended June 30, 2020 due to there being no share of losses from our equity method investment recorded in the second quarter of 2020 as the net book value of the investment was zero at March 31, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change $
Grant revenue	$1,000	$1,022	$(22)
Operating expenses:
Research and development	8,564	13,771	(5,207)
General and administrative	3,222	3,254	(32)
Total operating expenses	11,786	17,025	(5,239)
Loss from operations	(10,786)	(16,003)	5,217
Other income (expense):
Interest income, net	71	185	(114)
Equity in net loss from equity method investment	(9)	(628)	619
Net loss	$(10,724)	$(16,446)	$5,722

Grant Revenue. Grant revenue was approximately $1.0 million for both six month periods ended June 30, 2020 and 2019 as the recognition of revenue related to a milestone achieved under the grant award from the CFF during the first half of 2020 and during the first half of 2019.

Research and Development Expenses. Research and development expenses decreased by approximately $5.2 million from $13.8 million for the six months ended June 30, 2019 to $8.6 million for the six months ended June 30, 2020 due primarily to:

•	a decrease of approximately $4.0 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2 study of our AR-105 program, which terminated during 2019;
•	a decrease of approximately $1.4 million in drug manufacturing expenses for the Phase 3 study of our AR-301 program; and
•	a decrease of approximately $400,000 in personnel, consulting and other related costs.

These decreases were partially offset by:

•	an increase of approximately $500,000 in spending on clinical trial activities for the Phase 3 study of our AR-301 program; and
•	an increase of approximately $100,000 in spending on clinical trial activities for the Phase 1/2a study of our AR-501 program.

General and Administrative Expenses. There was no material difference in general and administrative expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Interest Income, Net. Interest income, net decreased by approximately $114,000 from $185,000 for the six months ended June 30, 2019 to $71,000 for the six months ended June 30, 2020. The decrease is primarily due to lower interest rates during the first half of 2020 as compared to the first half of 2019.

Share of Loss in Equity Method Investment.    Loss from equity method investment decreased by approximately $619,000 from $628,000 for the six months ended June 30, 2019 to $9,000 for the six months ended June 30, 2020 as our share of loss from our minority interest calculated under the equity method was limited to the reduction of the net book value of the investment to zero.

Liquidity, Capital Resources and Going Concern

As of June 30, 2020 we had approximately $11.8 million of cash and cash equivalents and had an accumulated deficit of approximately $111.5 million.

In September 2019, we entered into an ATM Agreement with Cantor under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $25 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a base prospectus covering the offering of up to $100 million in aggregate shares of securities as defined within the prospectus and a prospectus supplement of up to a maximum aggregate offering of $25 million in common stock in accordance with the ATM Agreement. As of May 14, 2020 we had not sold any securities pursuant to General Instruction I.B.6 of Form S-3. As a result of the limitations of General Instruction I.B.6, and in accordance with the terms of the ATM Agreement, we filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of our common stock having an aggregate offering price of up to $22 million from time to time through Cantor. As of August 10, 2020, we have not sold any shares of common stock under the ATM Agreement.

In May 2020, we received the PPP Loan from SVB in the aggregate amount of approximately $715,000. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered period. The Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. We are required to pay principal and interest on the Loan in equal monthly installments beginning on December 1, 2020 and the outstanding interest balance accrued during the deferral period to be paid on the maturity date, which is May 1, 2022. We believe in good faith that we met the eligibility requirements for the PPP Loan and expect to meet the forgiveness criteria. Since the forgiveness of the Loan is outside of our control, we have accounted for our PPP Loan as debt. If the PPP Loan is ultimately forgiven and we are legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in our consolidated statement of operations as a gain.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the six months ended June 30, 2020 and the year ended December 31, 2019. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):	(unaudited)	(unaudited)
Operating activities	$(9,797)	$(15,699)
Investing activities	(17)	(27)
Financing activities	729	8
Net decrease in cash and cash equivalents	$(9,085)	$(15,718)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $9.8 million for the six months ended June 30, 2020, which was primarily due to our net loss of approximately $10.7 million, an increase of approximately $1.0 million in accounts receivable, an increase of approximately $488,000 in capitalized contract costs, resulting from the SAMR License Agreement entered into in 2019, a decrease of approximately $311,000 in accrued liabilities and other, and a decrease of approximately $44,000 in accounts payables. The cash used in operating activities was partially offset by a decrease of approximately $1.5 million in prepaid expenses, a decrease of approximately $61,000 in other receivables, and the non-cash charges of approximately $1.0 million related to stock-based compensation and approximately $167,000 in depreciation and amortization.

Net cash used in operating activities was approximately $15.7 million for the six months ended June 30, 2019, which was primarily due to our net loss of approximately $16.4 million, an increase of approximately $1.0 million in other receivables, an increase of approximately $833,000 in prepaid expenses, and a decrease of approximately $787,000 in accounts payable. This cash used in operating activities was partially offset by a decrease of approximately $660,000 in accounts receivable, an increase of approximately $979,000 in accrued liabilities, and the non-cash charges of approximately $986,000 related to stock-based compensation, approximately $628,000 from the loss on our equity method investment, and approximately $166,000 in depreciation and amortization.

30

Cash Flows from Investing Activities.

Cash used in investing activities of approximately $17,000 and $27,000 during the six months ended June 30, 2020 and 2019, respectively, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $729,000 during the six months ended June 30, 2020 was due to proceeds of approximately $715,000 received from the PPP Loan and approximately $14,000 was due to net proceeds received from stock option exercises.

Net cash provided by financing activities of approximately $8,000 during the six months ended June 30, 2019 was due to net proceeds received from stock option exercises.

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

Our future funding requirements will depend on many factors, including:

•	the progress, costs, results and timing of our clinical trials;

•	FDA acceptance, if any, of our therapies for infectious diseases and for other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the effect of the COVID-19 pandemic on our business and operations;

•	our need and ability to hire additional management and scientific, medical and administrative personnel;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

31

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of June 30, 2020” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring additional senior accounting staff and financial consultants to complete the remediation by the end of 2020.

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

32

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed on February 18, 2020 in the New York State Supreme Court against us by an investor who invested in our company’s preferred stock in July 2017 which was prior to our initial public offering in August 2018.  The complaint alleges, among other things, that we breached our contract and fiduciary duty, by not issuing additional securities to the investor as a result of our initial public offering.  The plaintiff is asking for approximately $277,000 in compensatory damages.  The parties are currently in fact discovery. We believe that all of the claims in the complaint are without merit and intend to defend vigorously against them.

On July 30, 2020, a complaint for declaratory relief was filed in Superior Court of California, City and County of San Francisco against us by its current landlord, San Jose Biocube II, LLC.  The complaint seeks a declaratory judgment regarding whether the defendant’s tenancy has been terminated and defendant can be evicted at the present time.  We believe the complaint is without merit and intends to vigorously defend itself against it.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2019.

Item 6. Exhibits

Exhibit No.	Description
10.1	Aridis Pharmaceuticals, Inc. 2014 Amended and Restated 2014 Equity Incentive Plan (filed with the Registrant’s Proxy Statement as Appendix A on April 17, 2020 and incorporated herein by reference).

10.2	Promissory Note between the Registrant and Silicon Valley Bank dated May 1, 2020 (filed with the Registrant’s Current Report on Form 8-K on May 5, 2020 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: August 11, 2020	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2020	By:	/s/ Michael A. Nazak
Michael A. Nazak, Chief Financial Officer
(Principal Financial Officer)

34