Form 10-Q
period 2020-09-30
Aridis Pharmaceuticals, Inc.
filed 2020-11-23
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at October 31, 2020 was 10,065,727.

Table of Contents

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,212	$20,897
Other receivables	150	413
Contract costs	1,545	1,537
Prepaid expenses	2,287	2,990
Total current assets	10,194	25,837
Property and equipment, net	779	1,006
Intangible assets, net	28	32
Equity method investment	—	9
Contract costs	518	526
Other assets	587	557
Total assets	$12,106	$27,967
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,219	$1,755
Accrued liabilities	1,865	2,974
Deferred revenue, current	14,680	14,602
Note payable, current	356	—
Total current liabilities	18,120	19,331
Deferred revenue	4,922	5,000
Note payable	359	—
Other liabilities	3	—
Total liabilities	23,404	24,331
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 8,923,374 and 8,918,461 as of September 30, 2020 and December 31, 2019, respectively)	1	1
Additional paid-in capital	105,980	104,404
Accumulated deficit	(117,279)	(100,769)
Total stockholders' equity (deficit)	(11,298)	3,636
Total liabilities and stockholders’ equity (deficit)	$12,106	$27,967

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$—	$—	$1,000	$1,022
Operating expenses:
Research and development	4,161	6,011	12,725	19,782
General and administrative	1,631	1,384	4,853	4,638
Total operating expenses	5,792	7,395	17,578	24,420
Loss from operations	(5,792)	(7,395)	(16,578)	(23,398)
Other income (expense):
Interest income, net	6	90	77	275
Share of loss from equity method investment	—	(282)	(9)	(910)
Net loss	$(5,786)	$(7,587)	$(16,510)	$(24,033)
Weighted-average common shares outstanding used in computing net loss, basic and diluted	8,923,374	8,694,104	8,922,052	8,304,510
Net loss per share, basic and diluted	$(0.65)	$(0.87)	$(1.85)	$(2.89)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Three Months Ended September 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	(Deficit)
Balances as of June 30, 2020	—	$—	8,923,374	$1	$105,418	$(111,493)	$(6,074)
Stock-based compensation	—	—	—	—	562	—	562
Net loss	—	—	—	—	—	(5,786)	(5,786)
Balances as of September 30, 2020	—	$—	8,923,374	$1	$105,980	$(117,279)	$(11,298)

	Three Months Ended September 30, 2019 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at June 30, 2019	—	$—	8,107,290	$1	$98,395	$(87,534)	$10,862
Issuance of common stock in private placement, net of issuance costs	—	—	801,820	—	4,958	—	4,958
Exercise of stock options	—	—	3,117	—	9	—	9
Stock-based compensation	—	—	—	—	535	—	535
Net loss	—	—	—	—	—	(7,587)	(7,587)
Balances as of September 30, 2019	—	$—	8,912,227	$1	$103,897	$(95,121)	$8,777

	Nine Months Ended September 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636
Exercise of stock options	—	—	4,913	—	14	—	14
Stock-based compensation	—	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	—	(16,510)	(16,510)
Balances as of September 30, 2020	—	$—	8,923,374	$1	$105,980	$(117,279)	$(11,298)

	Nine Months Ended September 30, 2019 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	$26,314
Issuance of common stock in private placement, net of issuance costs	—	—	801,820	—	4,958	—	4,958
Exercise of stock options	—	—	5,650	—	17	—	17
Stock-based compensation	—	—	—	—	1,521	—	1,521
Net loss	—	—	—	—	—	(24,033)	(24,033)
Balances as of September 30, 2019	—	$—	8,912,227	$1	$103,897	$(95,121)	$8,777

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(16,510)	$(24,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	253
Stock-based compensation expense	1,562	1,521
Share of loss from equity method investment	9	910
Changes in operating assets and liabilities:
Accounts receivable	—	1,660
Other receivables	263	(162)
Prepaid expenses	702	(1,605)
Contract costs	(488)	—
Other assets	(30)	(547)
Accounts payable	(522)	394
Accrued liabilities and other	(619)	200
Deferred revenue	—	9,580
Net cash used in operating activities	(15,381)	(11,829)
Cash flows from investing activities:
Purchase of property and equipment	(33)	(53)
Net cash used in investing activities	(33)	(53)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	4,958
Proceeds from note payable	715	—
Proceeds from stock option exercises	14	17
Net cash provided by financing activities	729	4,975
Net decrease in cash and cash equivalents	(14,685)	(6,907)
Cash and cash equivalents at:
Beginning of period	20,897	24,237
End of period	$6,212	$17,330
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2

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

The condensed consolidated financial statements (unaudited) include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, LLC. and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

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

Going Concern

The Company has had recurring losses from operations since inception and negative cash flows from operating activities during the nine months ended September 30, 2020. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. At September 30, 2020, the Company had cash and cash equivalents of $6.2 million. In October 2020, the Company received gross proceeds of $8.5 million from a registered direct equity financing (see Note 13).

The Company’s research and development expenses and resulting cash burn during the nine months ended September 30, 2020, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. Current clinical development activities are focused on AR-301, AR-501 and AR-711. We expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

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

The Company plans to fund its losses from operations through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. The Company may be unable to secure additional financing or other sources of funding on acceptable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, along with the additional cash received in October 2020 from the equity financing, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its condensed consolidated financial statement issuance date.

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

Customer Risk

For the nine months ended September 30, 2020 and 2019, one customer accounted for 100% of total revenue. There was no revenue during the three months ended September 30, 2020 and 2019. This customer is located in the United States. As of September 30, 2020 and December 31, 2019, there were no accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market fund account balances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and December 31, 2019, there were no allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2020 and December 31, 2019.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the nine months ended September 30, 2020, there was no amortization of the contract assets and there have been no impairments as of September 30, 2020.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at September 30, 2020 (see Note 6) and December 31, 2019.

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

For the three and nine months ended September 30, 2020 and 2019, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following tables presents the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss (basic and diluted)	$(5,786)	$(7,587)	$(16,510)	$(24,033)

Denominator:
Weighted-average shares of common stock (basic and diluted)	8,923,374	8,694,104	8,922,052	8,304,510

Basic and diluted net loss per share	$(0.65)	$(0.87)	$(1.85)	$(2.89)

The following potentially dilutive securities were excluded from the computation of diluted net loss per for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,543,978	1,415,169
Common stock warrants	1,733,322	1,733,322
	3,277,300	3,148,491

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

Recently Issued Accounting Pronouncements not yet adopted as of September 30, 2020

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, other assets, accounts payable, accrued liabilities, and note payable approximate fair value due to the short-term nature of these items. As of September 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities to be measured at fair value on its condensed consolidated balance sheets.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Lab equipment	$1,825	$1,804
Computer equipment and software	25	25
Total property and equipment	1,850	1,829
Less: Accumulated depreciation	(1,071)	(823)
Property and equipment, net	$779	$1,006

Depreciation expense was approximately $83,000 and $86,000 for the three months ended September 30, 2020 and 2019, and approximately $248,000 and $249,000 for the nine months ended September 30, 2020 and 2019, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(53)	(49)
Intangible assets, net	$28	$32

Amortization expense was approximately $2,000 and $1,000 for the three month periods ended September 30, 2020 and 2019, respectively, and approximately $4,000 for both nine month periods ended September 30, 2020 and 2019.

Licenses

The UAB Research Foundation —Exclusive Patent License Agreement

In September 2020, the Company entered into an exclusive licensing agreement with the UAB Research Foundation (“UABRF”), a non-profit corporation. This agreement granted to the Company an exclusive, royalty-bearing license for intellectual property entitled human neutralizing antibodies against SARS-CoV-02/COVID-19. UABRF and Texas Biomedical Research Institute (“Texas Biomed”) jointly own all right, title and interest in the intellectual property. The UABRF license agreement also granted to the Company the right to sublicense the technology. UABRF retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government.

The Company has agreed to provide at least $50,000 in research funding to each of the lead inventors’ research programs. This funding will be supplied under research agreements agreeable to the Company, UABRF and Texas Biomed, and it is expected that the intellectual property resulting from such research shall be included under this exclusive license agreement. The potential development and commercialization milestone payments under the UABRF agreement total up to $5.5 million. No milestones were met or accrued for as of September 30, 2020. The Company is also obligated to pay UABRF single digit percentage royalties on net sales from us and our sublicensee’s sale of any commercialized licensed product or process, subject to minimum annual amounts starting in 2026. The Company is obligated to pay UABRF double digit percentage royalties on non-royalty income received during the term of the license agreement, and payments will be reduced by one half for non-royalty income received for a combination product as defined in the agreement. The Company is responsible for all patent protection expenses.

The term of the license agreement continues until all patents and filed patent applications, included within the licensed UABRF patents, have expired or been abandoned, or until the agreement is earlier terminated. The Company may terminate the license agreement by giving no less than ninety (90) days prior written notice to UABRF. UABRF has the right to immediately terminate the license agreement upon the Company’s uncured material breach of obligations under the agreement.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Research and development services	$1,434	$2,709
Payroll related expenses	237	150
Professional services	194	115
Accrued liabilities	$1,865	$2,974

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

The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. The Company recognized losses from the operations of the JV Entity of approximately $0 and $9,000 for the three and nine months ended September 30, 2020, respectively, and approximately $282,000 and $910,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company’s equity method investment in the JV Entity was approximately $0 and $9,000, respectively.

6. Development and License Agreements

In December 2016, the Company received an award from the Cystic Fibrosis Foundation (“CFF”), which was executed under the Development Program Letter Agreement (the “CFF Agreement”), for approximately $2.9 million. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the Company as certain milestones defined in the agreement are met. The milestones relate to pre-clinical and clinical research activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount as it receives from the CFF. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the CFF. In November 2018, the CFF increased the award to approximately $7.5 million.

Immaterial Error in Accounting for Cystic Fibrosis Foundation Development Agreement

After receiving a comment letter from the SEC in connection with its review of the Company’s Form 10-K for the Fiscal Year Ended December 31, 2019, the Company conducted a review of its accounting for the CFF Agreement and determined that it did not appropriately apply ASC 606 to the CFF Agreement as of the adoption date of January 1, 2019 (the “Adoption Date”) and thereafter through June 30, 2020, with such determination being subject to further SEC comment.

Originally, the Company determined that the clinical research activities associated with all the milestones under the CFF Agreement were considered a single performance obligation. Hence, the entire estimated transaction price was allocated to this single performance obligation and recognized as revenue by measuring progress using the input method (cost-to-cost) that was based on total estimated costs to achieve all milestones included in the total project, limited by the variable consideration attributed to the probable completion of certain milestones as defined in the CFF Agreement.

After further review, the Company identified the following promises as of the Adoption Date with regards to the clinical research activities: a) satisfied development-based milestones; b) one development-based milestone in progress; and c) five development-based milestones that had not yet been started. Of these promises, the satisfied development-based milestones and one development-based milestone in progress were determined to be distinct performance obligations as of the Adoption Date. For the clinical research activities related to the five development milestones that had not been started, the Company was contingently obligated to perform these clinical research activities in consecutive order only after each previous milestone, which achievement was uncertain, had been met.

The clinical research activities related to the five development milestones that have not been started were evaluated to determine if they should be considered variable consideration or contingent promises akin to optional purchases under ASC 606. The Company concluded that the five development-based milestones that have not been started are contingent promises because there is substantive uncertainty about the contingent events occurring (i.e. milestones being achieved) and these contingent events require additional distinct services and incremental payments from the CFF. The first of the five contingent promises was identified as a performance obligation as it provides the CFF with a material right. The four development based milestones that were not determined to be material rights will be accounted for as separate contracts at the time the Company is obligated to perform the underlying clinical research activities.

The Company determined as of the Adoption Date that the transaction price under the CFF Agreement was $2.7 million prior to any variable consideration constraints, consisting of the non-refundable payments of $1.7 million made by the CFF for the satisfied performance obligations and $1.0 million related to the clinical research activities for the development-based milestone in progress at the Adoption Date, which was considered variable consideration and was fully constrained and excluded from the transaction price as of the Adoption Date. As such, the transaction price allocated to the satisfied and unsatisfied performance obligations as of the Adoption Date was $1.7 million. At March 31, 2019, the transaction price under the CFF Agreement was $2.7 million as the clinical research activities for the development-based milestone in progress at the Adoption Date was considered probable of being achieved resulting in the $1.0 million that was previously constrained to be included in the transaction price. Upon achievement of this milestone, the Company was obligated to perform clinical research activities under the one material right identified which was accounted for as a continuation of the CFF Agreement.

To allocate the transaction price among the performance obligations, the Company estimated the standalone selling prices (“SSP”) for each promise. To estimate the SSP, the Company determined that the most appropriate valuation technique for the SSP for each promise was a cost-plus margin approach which included the actual costs the Company has incurred up through the Adoption Date, estimating the costs the Company expects to incur and applying a margin. In determining the significant assumptions used in the SSP for each promise, the Company used the most relevant and reliable data available to it at the Adoption Date, including but not limited to, estimated costs to be incurred for each promise, gross margin estimate, estimate of the discount rate, and estimated probabilities of achievement of each milestone. The Company believes that a change in the assumptions used to determine its best estimate of SSP for the performance obligations would not have a significant effect on the allocation of consideration received to the performance obligations. Furthermore, to estimate the SSP of the material right, the Company determined the discount associated with the related contingent promise.

At the Adoption Date, the transaction price was allocated to the performance obligations using the relative standalone selling prices. The Company allocated the $1.7 million transaction price to the following: approximately $1.3 million to the satisfied development-based milestones, approximately $0.4 million to the development-based milestone in progress and approximately $42,000 to the material right. At March 31, 2019, the increase in the transaction price of $1.0 million due to the probable achievement of the development-based milestone discussed above was allocated to all of the Adoption Date distinct performance obligations. At March 31, 2019, the Company allocated the $2.7 million transaction price to the following: approximately $2.0 million to the satisfied development-based milestones, approximately $0.6 million to the development-based milestone in progress and approximately $66,000 to the material right.

The milestones under the CFF Agreement are development-based milestones related to pre-clinical and clinical research activities and the realization of or recognition of revenue associated with the milestones as determined by the completion of the milestones and, if applicable, review and approval of the achievement by the CFF. Each development-based milestone payment has specific criteria that need to be met, some examples of which include, the completion of certain study activities and approval to move to the next activity. At every reporting period, the Company evaluates the individual facts and circumstances of the development-based milestone to assess whether the revenue attributable to the development-based milestone in progress should be constrained. The constraint assessment by the Company includes an analysis of the key judgements and consideration used for each milestone which include, but are not limited to, the nature and amount of work to be performed, if the work is subject to the approval of the CFF, clinical data and uncertainty with regards to the results of the clinical studies, and the probability of successful clinical studies. The constraint will be removed once the Company achieves the development-based milestone or has determined that there is probable completion of the development-based milestone, and it has also concluded that it is not probable that revenue recognized attributable to the development-based milestone will result in a significant reversal in the future.

The Company determined that the clinical research activities under the CFF Agreement should be recognized over time by calculating the amount of revenue to recognize in any given period by accumulating the total related costs incurred for the respective clinical research activities related to that specific milestone using the input method (cost-to-cost) and applies that percentage of completion to the transaction price at each reporting period. The Company believes this method best depicts the transfer of control to the customer, which occurs as the costs related to the clinical research activities are incurred.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”), the Company has determined that the impact of inappropriately applying ASC 606 to the CFF Agreement was not material to its previously issued annual audited and unaudited consolidated financial statements, and accordingly, no prior period financial statements have been restated. The approximate amount of unrecorded deferred revenue associated with this error was approximately $280,000 and $233,000 at the Adoption Date and March 31, 2019, respectively. After March 31, 2019, the unrecorded deferred revenue amounts related to the error continued to decrease at each subsequent reporting period. As of June 30, 2020, the unrecorded deferred revenue amount related to the error was zero.

For the three months ended September 30, 2020 and 2019, no revenue was recognized from the CFF Agreement. For the nine months ended September 30, 2020, the Company recognized $1.0 million in revenue from the CFF Agreement, mainly due to the achievement of the milestone related to the clinical research activities underlying the material right. For the nine months ended September 30, 2019, the Company recognized approximately $1.0 million in revenue from the CFF Agreement primarily due to the achievement of the milestone related to the clinical research activities that was in progress as of the Adoption Date.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At September 30, 2020 and December 31, 2019, the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that no performance obligations or material promises were satisfied as of September 30, 2020 and December 31, 2019. Therefore, no revenue related to the License Agreement was recognized during the nine months ended September 30, 2020 and the year ended December 31, 2019.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.7 million and $14.6 million to deferred revenue, current, and approximately $4.9 million and $5.0 million to deferred revenue, noncurrent, on its condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $1.5 million and $1.5 million is classified as current, and approximately $518,000 and $526,000 is classified as noncurrent, as of September 30, 2020 and December 31, 2019, respectively.

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

The Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments until February 2021. The Company is required to pay principal and interest on the Loan in equal monthly installments beginning in February 2021 and the outstanding interest balance accrued during the deferral period to be paid on the maturity date, which is May 1, 2022. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Loan contain events of default (as defined in the PPP Loan agreement), in which the occurrence could result in the acceleration of all amounts due under the Loan. As of September 30, 2020, there were no events of default under the PPP Loan.

The Company believes in good faith that it met the loan forgiveness eligibility requirements of the PPP Loan. The Company’s Loan forgiveness application was submitted to the Small Business Administration (“SBA”) in October 2020 and the Company expects to meet the forgiveness criteria. Since the forgiveness of the Loan is outside the Company’s control, the Company has accounted for its PPP Loan as debt. If the PPP Loan is ultimately forgiven and the Company is legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in the Company’s consolidated statement of operations as an extinguishment of debt gain.

At September 30, 2020, the Company recognized the entire amount of the PPP Loan proceeds of approximately $715,000 as a note payable, approximately $356,000 as current and $359,000 as noncurrent, in its condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, the Company recognized approximately $1,000 and $3,000, respectively, in interest expense in its consolidated statements of operations.

Future payments on the Loan as of September 30, 2020, if the Loan is not forgiven, are as follows (in thousands):

Period ending:
Three months ending December 31, 2020	$—
Year ending December 31, 2021	495
Year ending December 31, 2022	225
Total minimum payments	720
Less amount representing interest	(5)
Loan, gross	$715

8. Warrants

Common Stock Warrant Expense

On December 12, 2016, the Company issued 234,860 common stock warrants at an exercise price of $14.50 per share to its former Vice Chairman of the Board of Directors. The total fair value of the award was approximately $661,000 and was being amortized over a five-year vesting period. On August 13, 2019, this board member was not up for re-election at the annual shareholder’s meeting, therefore the vesting of the common stock warrants ceased on August 13, 2019 resulting in the cancellation of 109,601 unvested warrants. For the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense of approximately $16,000 and $82,000, respectively, related to these warrants. For the three and nine months ended September 30, 2020, the Company did not record any stock-based compensation expense related to these warrants.

9. Common Stock

As of September 30, 2020 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	1,733,322
Shares reserved for exercise of outstanding options to purchase common stock	1,543,978
Shares reserved for issuance of future options	591,139
Total	3,868,439

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

Stock option activity for the nine months ended September 30, 2020 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2019	196,982	1,380,312	$10.06
Additional shares reserved	562,736	—	—
Options granted	(200,177)	200,177	5.85
Options exercised	—	(4,913)	2.89
Options cancelled	31,598	(31,598)	14.65
Balances at September 30, 2020	591,139	1,543,978	$9.44

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and nine months ended September 30, 2020 and 2019 were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	6.00	6.25	6.00	6.25
Expected volatility	99%	79%	84% - 99%	78% - 95%
Risk-free interest-rate	0.38%	1.59% - 1.92%	0.38% - 1.73%	1.59% - 2.67%
Dividend yield	0%	0%	0%	0%

During the three and nine months ended September 30, 2020, the Company granted options to purchase 26,677 and 200,177 shares with a weighted-average grant date fair value of $5.10 and $4.69 per share, respectively. During the three and nine months ended September 30, 2019, the Company granted options to purchase 201,082 and 584,957 shares with a weighted-average grant date fair value of $5.26 and $6.09 per share, respectively. There were no options exercised during the three months ended September 30, 2020. There were 4,913 options exercised during the nine months ended September 2020. There were 3,117 and 5,650 options exercised during the three and nine months ended September 30, 2019, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 was approximately $17,000. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2019 was approximately $23,000 and $38,000, respectively.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$156	$168	$431	$539
General and administrative	406	351	1,131	900
Total	$562	$519	$1,562	$1,439

As of September 30, 2020, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $4.0 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.24 years.

11. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended September 30, 2020 and 2019, the Company recorded approximately $0 and $451,000, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recorded approximately $184,000 and $1.4 million, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of September 30, 2020 and December 31, 2019, the Company recorded approximately $0 and $152,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

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

The Company determined that no performance obligations or material promises were satisfied as of September 30, 2020 and December 31, 2019. Therefore, no revenue related to the License Agreement was recognized during the nine months ended September 30, 2020 and the year ended December 31, 2019.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $14.7 million and $14.6 million to deferred revenue, current, and approximately $4.9 million and $5.0 million to deferred revenue, noncurrent, on its condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $1.5 million and $1.5 million is classified as current, and approximately $518,000 and $526,000 is classified as noncurrent, as of September 30, 2020 and December 31, 2019, respectively.

Cytovance Biologics, Inc.

On June 26, 2020, the Company entered into a Scope of Work for a Non-Exclusive License Agreement (the “Scope of Work”) with Cytovance Biologics, Inc., a wholly owned subsidiary of Hepalink which is a related party and principal shareholder of the Company. Under the Scope of Work, Cytovance will execute and deliver to the Company a non-exclusive license to certain technology in a form to be mutually agreed upon. As of September 30, 2020, nothing has been executed or delivered to the Company under the Scope of Work.

12. Commitments and Contingencies

Leases

The Company leases office and lab space in San Jose, California under an operating lease arrangement, which will terminate in December 2020. The Company recognizes rent expense as incurred. Rent expense was approximately $129,000 and $82,000 for the three months ended September 30, 2020 and 2019, respectively, and $344,000 and $245,000 for the nine months ended September 30, 2020 and 2019, respectively. In October 2020, the Company entered into a new lease agreement to move its office and lab space to Los Gatos, California, which will commence in December 2020 (see Note 13).

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2020 and December 31, 2019, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings for legal complaints filed during the nine months ended September 30, 2020. As of December 31, 2019, there were no pending legal proceedings.

Legal Proceedings

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

In July 2020, a complaint for declaratory relief was filed in the Superior Court of California, City and County of San Francisco against the Company by its current landlord, San Jose Biocube II, LLC.  The complaint seeks a declaratory judgment regarding whether the defendant’s tenancy has been terminated and defendant can be evicted at the present time.  The Company believes the complaint is without merit.  To date, the complaint has not been served on the Company.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of September 30, 2020 and December 31, 2019.

In the event that development efforts are successful and the Company commercializes a drug from these related development efforts, the Company will be subject to paying to CFF a one-time amount over time equal to nine times the actual net award received from CFF. Such amount shall be paid in not more than five annual installments, as follows: within ninety days of the end of the calendar year in which the first commercial sale occurs, and within ninety days of the end of each subsequent calendar year until the net amount received from CFF is repaid. The Company shall pay 15% of net sales for that calendar year up to the amount of the net award received from CFF (except that in the fifth installment, if any, the Company shall pay the remaining unpaid portion of the net award received from CFF).

In the event that Aridis licenses rights to the product in the field to a third party, sells the product, or consummates a change of control transaction prior to the first commercial sale, the Company shall pay to CFF an amount equal to 15% of the amounts received by the Company and its shareholders in connection with such disposition (whether paid upfront or in accordance with subsequent milestones and whether paid in cash or property) up to nine times the actual net award received from CFF. The payment shall be made within sixty days after the closing of such a transaction.

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

None of these events have occurred as of September 30, 2020.

13. Subsequent Events

Securities Purchase Agreement

In October 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to offer, issue and sell to the Purchasers, (i) in a registered direct offering, an aggregate of 1,134,470 shares (the “Shares”) of common stock, par value $0.0001 per share (“Common Stock”) and (ii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and collectively, with the Series A Warrants, the “Warrants”) to purchase up to an aggregate 567,234 shares (the “Warrant Shares”) of Common Stock, for aggregate gross proceeds to the Company of approximately $8.5 million, before deducting estimated offering expenses payable by the Company. The Company agreed to pay Arcadia Securities, LLC a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering to certain of the investors. In addition, the Company agreed to pay Cantor Fitzgerald & Co. a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering.

The combined purchase price for each Share, together with one Series A Warrant and one Series B Warrant, is $7.4925. The Series A Warrants have an exercise price of $7.43 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. The Series B Warrants have an exercise price of $9.00 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. In addition, the Series B Warrants are redeemable by the Company at $0.01 per share upon the price of the Company’s common stock closing at $9.00 or more over five (5) consecutive trading days. The exercise price of the Warrants and Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Series A Warrants and Series B Warrants, respectively.

Each of the Series A Warrants and the Series B Warrants may be exercised on a “cashless” basis under certain circumstances set forth in the Warrants.

New Facility Lease

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California, which will serve as the Company’s headquarters. The lease represents additional space for the Company’s headquarters as compared to its prior lease. The lease is scheduled to commence in December 2020 and has an approximate five year term (the “Initial Term”). Rental payments by the Company commence on February 1, 2021. Base rent for the first year is approximately $492,000 (after giving effect to two months of rent abatement in the first year), increasing to approximately $668,000 in the final year of the Initial Term. The Company is required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord in connection with the Lease Agreement.

ATM Agreement

In September 2019, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which the Company may offer and sell, from time to time, at its sole discretion, shares of common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent. The Company will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the ATM Agreement, the Company filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of its common stock having an aggregate offering price of up to $22.0 million from time to time through Cantor. In October 2020, the Company sold 7,883 shares of common stock under the ATM Agreement for gross proceeds of approximately $64,000, and after deducting commissions, net proceeds were approximately $62,000.

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

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of non-antibiotic anti-infectives. A significant focus of ours is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline comprises fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily nosocomial pneumonia, and viral infections such as COVID-19.

Recently we announced the development of a novel antibody discovery and production platform technology called ʎPEX™. This technology complements and further extends the capabilities of MabIgX® to quickly screen large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the discovery and manufacturing of COVID-19 monoclonal antibodies (mAbs). We also announced initiation of research and development activities of our monoclonal antibody programs for COVID-19 called AR-711 and AR-701.

In October 2020, we announced the development of a highly neutralizing monoclonal antibody (AR-711), discovered from convalescent COVID-19 patients, that successfully eliminated all detectable SARS-CoV-2 virus in infected animals at substantially lower doses than parenterally administered (injected) COVID-19 mAbs. The potency of AR-711 and its direct delivery to the lungs by inhaled administration may facilitate broader treatment coverage and dose sparing not achievable by parenteral administration. A clinical Phase 1/2 study is expected to be launched in first half of 2021.

Our lead product candidate, AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP. The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activation. We expect to report an interim futility analysis in the first half of 2021, and complete enrollment and top-line data in the late second half of 2021.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”). During the third quarter of 2019, the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The Safety Monitoring Committee (“SMC’) and Data Safety Monitoring Board (“DSMB”) from the Cystic Fibrosis Foundation supported that the study proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis ("CF"). We provisionally expect to report data from the Phase 2a portion with cystic fibrosis subjects in the second half of 2021.

In September 2020, we announced that we reached an agreement with the FDA to simplify our AR-501 Phase 2 trial design for the treatment of chronic lung infections associated with CF. We proposed, and the FDA agreed, to streamline AR-501's forthcoming Phase 2a clinical trial in CF patients, by removing the single ascending dose (“SAD”) portion of the study and only conducting a multiple ascending dose (“MAD”) regimen. Furthermore, the FDA also concurred with our proposal to expand the originally planned Phase 2a protocol design into a Phase 2a/2b study. This Phase 2a/2b design will enable seamless and efficient advancement of the study from Phase 2a into Phase 2b using the same clinical study protocol. The data from the Phase 2a will inform the dose selection and sample size expansion to achieve statistical significance in efficacy in Phase 2b.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock and debt securities. Current clinical development activities are focused on AR-301 and AR-501. Our expenses and resulting cash burn during the nine months ended September 30, 2020 and the year ended December 31, 2019, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

We have incurred losses since our inception. Our net losses were approximately $16.5 million for the nine months ended September 30, 2020 and $29.7 million for the year ended December 31, 2019. As of September 30, 2020 we had approximately $6.2 million of cash and cash equivalents and had an accumulated deficit of approximately $117.3 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

In September 2019, we entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the ATM Agreement, the Company filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of our common stock having an aggregate offering price of up to $22.0 million from time to time through Cantor. As of November 20, 2020, we have sold 7,883 shares of common stock under the ATM Agreement for gross proceeds of approximately $64,000, and after deducting commissions, net proceeds were approximately $62,000.

In May 2020, we received a loan in the form of a note, from Silicon Valley Bank (“SVB”) in the aggregate amount of approximately $715,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered period. The Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments until February 2021. We are required to pay principal and interest on the Loan in equal monthly installments beginning in February 2021 and the outstanding interest balance accrued during the deferral period to be paid on the maturity date, which is May 1, 2022. We believe in good faith that we met the loan forgiveness eligibility requirements of the PPP Loan. Our Loan forgiveness application was submitted to the Small Business Administration (“SBA”) in October 2020 and we expect to meet the forgiveness criteria. Since the forgiveness of the Loan is outside of our control, we have accounted for our PPP Loan as debt. If the PPP Loan is ultimately forgiven and we are legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in our consolidated statement of operations as an extinguishment of debt gain.

In October 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to offer, issue and sell to the Purchasers, (i) in a registered direct offering, an aggregate of 1,134,470 shares (the “Shares”) of common stock, par value $0.0001 per share (“Common Stock”) and (ii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and collectively, with the Series A Warrants, the “Warrants”) to purchase up to an aggregate 567,234 shares (the “Warrant Shares”) of Common Stock, for aggregate gross proceeds to us of approximately $8.5 million, before deducting estimated offering expenses payable by us. We agreed to pay Arcadia Securities, LLC a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering to certain of the investors. In addition, we agreed to pay Cantor Fitzgerald & Co. a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering.

The combined purchase price for each Share, together with one Series A Warrant and one Series B Warrant, is $7.4925. The Series A Warrants have an exercise price of $7.43 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. The Series B Warrants have an exercise price of $9.00 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. In addition, the Series B Warrants are redeemable by us at $0.01 per share upon the price of our common stock closing at $9.00 or more over five (5) consecutive trading days. The exercise price of the Warrants and Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Series A Warrants and Series B Warrants, respectively.

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

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. Such estimates include those related to the evaluation of our ability to continue as a going concern, our best estimate of standalone selling price of revenue deliverables, long lived assets, classification of deferred revenue, income taxes, assumptions used in the Black Scholes Merton (“BSM”) model to calculate the fair value of stock based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are primarily revenue recognition and research and development expenses and related accruals. We believe the significant accounting policies used in the preparation of our condensed consolidated financial statements that require significant estimates and judgments are as follows:

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

Under the Development Program Letter Agreement with CFF (the “CFF Agreement”), entered into in December 2016 and amended in November 2018 to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program, we recognized revenue of approximately $1.0 million for both nine month periods ended September 30, 2020 and 2019. We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the nine months ended September 30, 2020 and 2019, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$—	$—	$—
Operating expenses:
Research and development	4,161	6,011	(1,850)
General and administrative	1,631	1,384	247
Total operating expenses	5,792	7,395	(1,603)
Loss from operations	(5,792)	(7,395)	1,603
Other income (expense):
Interest income, net	6	90	(84)
Share of loss from equity method investment	—	(282)	282
Net loss	$(5,786)	$(7,587)	$1,801

Grant Revenue. Grant revenue was zero for both three month periods ended September 30, 2020 and 2019.

Research and Development Expenses. Research and development expenses decreased by approximately $1.9 million from approximately $6.0 million for the three months ended September 30, 2019 to approximately $4.2 million for the three months ended September 30, 2020 due primarily to:

•	a decrease of approximately $1.0 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2 study of our AR-105 program that was terminated during 2019;
•	a decrease of approximately $800,000 in spending on our clinical trial activities for the Phase 3 study of our AR-301 program during the third quarter of 2020 as compared to the third quarter of 2019 which included increased study start-up costs;
•	a decrease of approximately $400,000 in spending on clinical trial activities for the Phase 1/2a study of our AR-501 program because the Phase 1 portion of the study ended in the second quarter of 2020; and
•	a decrease of approximately $100,000 in personnel, consulting and other related costs.

These decreases were partially offset by:

•	an increase of approximately $300,000 in drug manufacturing expenses for the Phase 3 study of our AR-301 program; and
•	an increase of approximately $100,000 in spending on other research and development activities, including our COVID-19 program.

General and Administrative Expenses.    General and administrative expenses increased by approximately $247,000 from $1.4 million for the three months ended September 30, 2019 to $1.6 million for the three months ended September 30, 2020 due primarily to increases in professional service fees, directors’ and officers’ related liabilities insurance expense, personnel related expenses, including non-cash stock-based compensation, patent related fees, and Delaware franchise taxes.

Interest Income, Net. Interest income, net decreased by approximately $84,000 from $90,000 for the three months ended September 30, 2019 to $6,000 for the three months ended September 30, 2020. The decrease is primarily due to lower cash balances and lower interest rates during the third quarter of 2020 as compared to the third quarter of 2019.

Share of Loss in Equity Method Investment.    Loss from equity method investment decreased by approximately $282,000 from $282,000 for the three months ended September 30, 2019 to zero for the three months ended September 30, 2020 due to there being no share of losses from our equity method investment recorded in the third quarter of 2020 as the net book value of the investment was zero since March 31, 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change $
Grant revenue	$1,000	$1,022	$(22)
Operating expenses:
Research and development	12,725	19,782	(7,057)
General and administrative	4,853	4,638	215
Total operating expenses	17,578	24,420	(6,842)
Loss from operations	(16,578)	(23,398)	6,820
Other income (expense):
Interest income, net	77	275	(198)
Equity in net loss from equity method investment	(9)	(910)	901
Net loss	$(16,510)	$(24,033)	$7,523

Grant Revenue. Grant revenue remained fairly constant at approximately $1.0 million for both nine month periods ended September 30, 2020 and 2019 as the recognition of revenue related to milestones under the grant award from the CFF during the first nine months of 2020 and 2019.

Research and Development Expenses. Research and development expenses decreased by approximately $7.1 million from $19.8 million for the nine months ended September 30, 2019 to $12.7 million for the nine months ended September 30, 2020 due primarily to:

•	a decrease of approximately $5.0 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2 study of our AR-105 program that was terminated during 2019;
•	a decrease of approximately $1.3 million in drug manufacturing expenses for the Phase 3 study of our AR-301 program;
•	a decrease of approximately $100,000 in spending on clinical trial activities for the Phase 3 study of our AR-301 program;
•	an decrease of approximately $250,000 in spending on clinical trial activities for the Phase 1/2a study of our AR-501 program because the Phase 1 portion of the study ended in the second quarter of 2020; and
•	a decrease of approximately $500,000 in personnel, consulting and other related costs.

These decreases were partially offset by:

•	an increase of approximately $100,000 in spending on other research and development activities, including our COVID-19 program.

General and Administrative Expenses.    General and administrative expenses increased by approximately $215,000 from $4.6 million for the nine months ended September 30, 2019 to $4.9 million for the nine months ended September 30, 2020 due primarily to increases in directors’ and officers’ related liabilities insurance expense and professional service fees. These increases were partially offset by a decrease in patent related fees, Delaware franchise taxes, and personnel related expenses, including non-cash stock-based compensation.

Interest Income, Net.     Interest income, net decreased by approximately $198,000 from $275,000 for the nine months ended September 30, 2019 to $77,000 for the nine months ended September 30, 2020. The decrease is primarily due to lower interest rates during first nine months of 2020 as compared to the same period in 2019.

Share of Loss in Equity Method Investment.    Loss from equity method investment decreased by approximately $901,000 from $910,000 for the nine months ended September 30, 2019 to $9,000 for the nine months ended September 30, 2020 as our share of loss from our minority interest calculated under the equity method was limited to the reduction of the net book value of the investment to zero.

Liquidity, Capital Resources and Going Concern

As of September 30, 2020 we had approximately $6.2 million of cash and cash equivalents and had an accumulated deficit of approximately $117.3 million.

In September 2019, we entered into an ATM Agreement with Cantor under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the ATM Agreement, we filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of our common stock having an aggregate offering price of up to $22.0 million from time to time through Cantor. As of November 20, 2020, we have sold 7,883 shares of common stock under the ATM Agreement for gross proceeds of approximately $64,000, and after deducting commissions, net proceeds were approximately $62,000.

In May 2020, we received a PPP Loan from SVB in the aggregate amount of approximately $715,000. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered period. The Loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments until February 2021. We are required to pay principal and interest on the Loan in equal monthly installments beginning in February 2021 and the outstanding interest balance accrued during the deferral period to be paid on the maturity date, which is May 1, 2022. We believe in good faith that we met the loan forgiveness eligibility requirements of the PPP Loan. Our Loan forgiveness application was submitted to the Small Business Administration (“SBA”) in October 2020 and we expect to meet the forgiveness criteria. Since the forgiveness of the Loan is outside of our control, we have accounted for our PPP Loan as debt. If the PPP Loan is ultimately forgiven and we are legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in our consolidated statement of operations as an extinguishment of debt gain.

In October 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to offer, issue and sell to the Purchasers, (i) in a registered direct offering, an aggregate of 1,134,470 shares (the “Shares”) of common stock, par value $0.0001 per share (“Common Stock”) and (ii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and collectively, with the Series A Warrants, the “Warrants”) to purchase up to an aggregate 567,234 shares (the “Warrant Shares”) of Common Stock, for aggregate gross proceeds to us of approximately $8.5 million, before deducting estimated offering expenses payable by us. We agreed to pay Arcadia Securities, LLC a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering to certain of the investors. In addition, we agreed to pay Cantor Fitzgerald & Co. a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering.

The combined purchase price for each Share, together with one Series A Warrant and one Series B Warrant, is $7.4925. The Series A Warrants have an exercise price of $7.43 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. The Series B Warrants have an exercise price of $9.00 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. In addition, the Series B Warrants are redeemable by us at $0.01 per share upon the price of our common stock closing at $9.00 or more over five (5) consecutive trading days. The exercise price of the Warrants and Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Series A Warrants and Series B Warrants, respectively.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the nine months ended September 30, 2020 and the year ended December 31, 2019. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents, along with the additional cash received in October 2020 from the equity financing, will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(15,381)	$(11,829)
Investing activities	(33)	(53)
Financing activities	729	4,975
Net decrease in cash and cash equivalents	$(14,685)	$(6,907)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $15.4 million for the nine months ended September 30, 2020, which was primarily due to our net loss of approximately $16.5 million, an increase of approximately $488,000 in capitalized contract costs, resulting from the SAMR License Agreement entered into in 2019, a decrease of approximately $619,000 in accrued liabilities and other, and a decrease of approximately $522,000 in accounts payables. The cash used in operating activities was partially offset by a decrease of approximately $702,000 in prepaid expenses and a decrease of approximately $263,000 in other receivables, and the non-cash charges of approximately $1.6 million related to stock-based compensation and approximately $252,000 in depreciation and amortization.

Net cash used in operating activities was approximately $11.8 million for the nine months ended September 30, 2019, which was primarily due to our net loss of approximately $24.0 million, an increase of approximately $1.6 million in prepaid expenses, an increase of approximately $547,000 in other assets, and an increase of approximately $162,000 in other receivables. The cash used in operating activities was partially offset by a decrease of approximately $1.7 million in accounts receivable, an increase of approximately $9.6 million in deferred revenue, and an increase of approximately $394,000 in accounts payable, and an increase of approximately $200,000 in accrued liabilities and other, and the non-cash charges of approximately $1.5 million related to stock-based compensation, approximately $910,000 from the loss on our equity method investment, and approximately $253,000 in depreciation and amortization.

Cash Flows from Investing Activities.

Cash used in investing activities of approximately $33,000 and $53,000 during the nine months ended September 30, 2020 and 2019, respectively, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $729,000 during the nine months ended September 30, 2020 was due to proceeds of approximately $715,000 received from the PPP Loan and approximately $14,000 was due to net proceeds received from stock option exercises.

Net cash provided by financing activities of approximately $5.0 million during the nine months ended September 30, 2019 was due to net proceeds received from a private placement of our restricted common stock and approximately $17,000 was due to net proceeds from stock option exercises.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of September 30, 2020” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2020, a complaint for declaratory relief was filed in Superior Court of California, City and County of San Francisco against us by its current landlord, San Jose Biocube II, LLC.  The complaint seeks a declaratory judgment regarding whether the defendant’s tenancy has been terminated and defendant can be evicted at the present time. To date, the complaint has not been served on us.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2019.

Item 5. Other Information.

On September 10, 2020, we entered into an exclusive licensing agreement with the UAB Research Foundation (“UABRF”), a non-profit corporation. This agreement granted to us an exclusive, royalty-bearing license for intellectual property entitled human neutralizing antibodies against SARS-CoV-02/COVID-19. UABRF and Texas Biomedical Research Institute (“Texas Biomed”) jointly own all right, title and interest in the intellectual property. The UABRF license agreement also granted to us the right to sublicense the technology.

We have agreed to provide at least $50,000 in research funding to each of the lead inventors’ research programs. This funding will be supplied under research agreements agreeable to us, UABRF and Texas Biomed, and it is expected that the intellectual property resulting from such research shall be included under this exclusive license agreement. The potential development and commercialization milestone payments under the UABRF agreement total up to $5.5 million. We are also obligated to pay UABRF single digit percentage royalties on net sales from us and our sublicensee’s sale of any commercialized licensed product or process, subject to minimum annual amounts starting in 2026. We are obligated to pay UABRF double digit percentage royalties on non-royalty income received during the term of the license agreement, and payments will be reduced by one half for non-royalty income received for a combination product as defined in the agreement. We are responsible for all patent protection expenses.

The term of the license agreement continues until all patents and filed patent applications, included within the licensed UABRF patents, have expired or been abandoned, or until the agreement is earlier terminated. We may terminate the license agreement by giving no less than ninety (90) days prior written notice to UABRF. UABRF has the right to immediately terminate the license agreement upon our uncured material breach of obligations under the agreement.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Securities Purchase Agreement, dated October 13, 2020, by and between Aridis Pharmaceuticals, Inc. and the Purchasers (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).

10.2	Form of Series A Warrant (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).

10.3	Form of Series B Warrant (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).

10.4	Office Lease dated October 14, 2020 by and between Aridis Pharmaceuticals, Inc. and Boccardo Corporation (filed with the Registrant’s Current Report on Form 8-K on October 20, 2020 and incorporated herein by reference).

10.5*	Exclusive License Agreement dated September 10, 2020 by and between Aridis Pharmaceuticals, Inc. and UAB Research Foundation.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: November 23, 2020	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: November 23, 2020	By:	/s/ Michael A. Nazak
Michael A. Nazak, Chief Financial Officer
(Principal Financial Officer)