Form 10-K
period 2020-12-31
Aridis Pharmaceuticals, Inc.
filed 2021-03-30
CIK 1614067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020
or
☐
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
Commission file number 001-38630
Aridis Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	47-2641188 (I.R.S. Employer Identification No.)
983 University Avenue, Bldg. B Los Gatos, California (Address of principal executive offices)	95032 (Zip Code)
Registrant’s telephone number, including area code: (408) 385-1742
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2020 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Capital Market on that date, was approximately $49.6 million. For purposes of this disclosure, shares of common stock held by an officer, a director and an affiliated shareholder have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.
On March 24, 2021, the registrant had 11,227,921 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”), contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.
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

•
preclinical and clinical studies will not be successful or confirm earlier results, meet expectations, meet regulatory requirements, or meet performance thresholds for commercial success;

•
risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

•
risks associated with obtaining third-party funding;

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

•
our ability to attract collaborators and partners; and

•
risks associated with our reliance on third-party organizations.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may become important factors that adversely affect our business.
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
Our development of a COVID-19 therapeutic candidate is at an early stage and we may not be able to successfully develop an effective therapeutic to treat COVID-19 in a timely manner to maximize the commercial market opportunity, if at all.
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
Changes in health care reform policies could adversely affect our business.
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

PART I
Unless the context requires otherwise, references to “Aridis,” “Company,” “we,” “us” or “our” refer to Aridis Pharmaceuticals, Inc., a Delaware corporation and its subsidiaries.
Item 1.   Business
Overview
We are a late-stage biopharmaceutical company focused on the discovery and development of targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent a fundamentally new treatment approach in the infectious disease market and are designed to overcome key issues associated with current therapies, including drug resistance, short duration of response, tolerability, negative impact on the human microbiome, and lack of differentiation between treatment alternatives. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial and viral infections, primarily hospital-acquired pneumonia, or HAP, ventilator-associated pneumonia, or VAP, cystic fibrosis, and COVID-19. Three of our product candidates have exhibited promising preclinical data and clinical data. Our lead product candidate, AR-301, targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. Current clinical development activities are focused on AR-301, AR-712, and AR-501.
The majority of candidates from our product pipeline are derived by employing our differentiated antibody discovery platform called MabIgXTM and λPEXTM. This platform is designed to comprehensively screen the B-cell repertoire and isolate human antibody-producing B-cells from individuals who have either successfully overcome an infection by a particular pathogen or have been vaccinated against a particular pathogen. We believe that B-cells from these patients are the ideal source of highly protective and efficacious mAbs which can been administered safely to other patients. Recently we have announced the development of a novel antibody discovery and production platform technology called λPEXTM. This technology complements and further extends the capabilities of MabIgX to quickly screen large number of antibody producing B-cells from patients and generation of high mAb producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches.
Our initial clinical indication for AR-301 is for adjunctive therapeutic treatment with standard of care, or SOC, antibiotics for HAP and VAP. Mortality and morbidity associated with HAP and VAP in the intensive care units, or ICUs, remain high despite aggressive treatment with SOC antibiotics. Current SOC antibiotics used to treat HAP and VAP typically involve a combination of several broad spectrum antibiotics that are prescribed empirically at the start of treatment. The specific empirical antibiotic regimens that are prescribed vary widely among physicians, and generally results in modest clinical benefits due to a number of reasons, including the frequent mismatch of the antibiotics regimen to the etiologic agent and/or infection by an antibiotic resistant strain. Recently, rapid diagnostic tests have been introduced that allow the identification of infection-causing agents within hours. These increasingly common tests allow physicians to prescribe a more appropriate antibiotics regimen, and eventually targeted anti-infectives such as AR-301 and AR-101 earlier in the course of infection. This evidenced-based treatment approach is designed to remove issues associated with empirical broad-spectrum antibiotics such as inappropriate antibiotic selection and promotion of antibiotic resistance. In contrast to the lack of differentiation among SOC antibiotics, mAbs are highly differentiated from SOC antibiotics in mechanism of action, pharmacokinetic and pharmacodynamic profile, and thus are well suited to complement antibiotics when used together. As an adjunctive treatment, AR-301 has the potential to improve the effectiveness of SOC antibiotics and cover antibiotic resistant S. aureus strains, while not competing directly with antibiotics. To emphasize the benefits of our product candidates as an adjunctive therapy, we design clinical trials based on superiority endpoints.
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
•
AR-501 (Panaecin) is a broad spectrum small molecule anti-infective we are developing in addition to our targeted mAb product candidates. This product candidate is currently in a Phase 1/2a clinical study and is funded by the Cystic Fibrosis Foundation. AR-501 is administered as an inhalable aerosol to treat lung infections in cystic fibrosis patients. Preclinical studies have shown that mice infected with P. aeruginosa can be rescued with a single inhalation exposure of aerosolized AR-501. We filed the IND, application and subsequently initiated a Phase 1/2a trial in December 2018. The Phase 1 portion of the clinical study in healthy adults has been completed and results were reported in 2020. We expect to initiate a phase 2a clinical study in cystic fibrosis patients in the first half of 2021. AR-501 has been granted Fast-Track and Qualified Infectious Disease Product (QIDP) designations by the FDA.

•
AR-712 is a cocktail of two fully human immunoglobulin 1, or IgG1, mAbs targeting the COVID-19 virus (i.e. SARS-COV-2 coronavirus) receptor binding domain. We are developing AR-712 as an inhalable aerosol to treat mild to moderate non-hospitalized COVID-19 patients. Preclinical data showed that the mAbs potently neutralized SARS-CoV-2 wildtype virus and its variants. We are planning to initiate a Phase 1/2 clinical trial for AR-712 in the second half of 2021.

•
AR-701 is a cocktail of two fully human immunoglobulin 1, or IgG1, mAbs targeting the COVID-19 virus (i.e. SARS-COV-2 coronavirus) receptor binding domain. AR-701 is intended to treat moderate to severe hospitalized COVID-19 patients. This candidate is in discovery.

•
AR-401 is our mAb discovery program aimed at treating infections caused by Acinetobacter baumannii, a gram-negative bacterium that is increasingly prevalent in blood stream, lung, and skin infections. We used our MabIgX technology to identify novel targets and select several fully human mAb candidates that bind to outer membrane proteins of the bacteria. We intend to select a development candidate for additional preclinical studies.

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

To date, we have raised over $116 million in public and private investments. Furthermore, we have been able to augment our own financial resources by obtaining approximately $51 million of non-dilutive awards and grants, including approximately $32 million from the Department of Health and Human Services, or DHHS, the National Institute of Health, or NIH, and the Biomedical Advanced Research and Development Authority, or BARDA, and approximately $12 million from the Department of Defense, PATH/Gates Foundation, the Cystic Fibrosis Foundation and other strategic research and development collaborations. We believe that our ability to attract significant financial investments and grant funding underscores the recognized need for new anti-infective products and the strength of our product candidate portfolio.
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
Strategy
Our goal is to become a global leader in anti-infective immunotherapy by discovering, developing and commercializing best-in-class mAbs with the potential to significantly improve upon SOC treatments for life-threatening infections. Key elements of our strategy are as follows:

•
Leverage the favorable regulatory environment in infection diseases to expedite approval pathways for our product candidates.   We intend to closely interact with the FDA, the European Medicines Agency, or the EMA, and other regulatory agencies to create efficient clinical development plans and expedite approval pathways for our product candidates. For development outside of the U.S., we will evaluate potential regional collaborations which may lead to more rapid and cost-effective path to market compared to a standalone strategy. Consistent with this strategy, we recently announced a licensing agreement with Serum AMR Products, an affiliate of Serum International BV (SIBV) and the Serum Institute of India, Ltd. The agreement grants Serum AMR a license to multiple programs from us for certain limited territories and access our MabIgX® platform technology for asset identification and selection. As with our prior out-licensing transaction involving several of our mAb programs to Shenzhen Hepalink Pharmaceuticals for the China territory, this transaction allows for the introduction of innovative anti-infective therapies that are effective against antibiotic resistant infections to a broader area of the world where antimicrobial resistance is particularly high.

•
Obtain favorable regulatory designations that will fast track our product candidates.   Regulatory designations can provide numerous benefits for our product candidates, including expedited development pathway and review, market exclusivity, premium pricing and faster product adoption among others. We plan to obtain QIDP, Fast-track, and Breakthrough Therapy designations for our existing and future product candidates to enhance their likelihood of approval and commercial success. To date, we have successfully applied for and received Fast Track Designation for AR-301 and AR-105, orphan drug designation in the U.S. for AR-101 and orphan drug designation in the EU for AR-301 and AR-101. We have obtained QIDP, and Fast-track designations for AR-501.

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

•
Employ the advantages of our λPEX and MabIgX antibody discovery platforms as a basis to expand our product pipeline.   We believe our λPEX and MabIgX platforms offer us distinct advantages over our peers in terms of new product candidate discovery and development. We can screen and identify functionally optimized B-cells from patients, and manufacture mAbs, faster than traditional technologies. Our differentiated approach reduces mAb discovery and manufacturing time compared to traditional technologies. We believe that using our technology, clinical drug supplies can be manufactured within one year from screening the patient’s blood. We intend to continue to use our platform technologies to generate new product candidates for bacterial, viral, and other infectious diseases where mAb immunotherapy has the potential to address deficiencies of current treatment alternatives.

•
Continue to pursue grant funding and strategic collaborations.   To date, we have been awarded approximately $51 million in non-dilutive grant funding. We believe that the industry’s need for novel products, such as our product candidates, makes non-dilutive funding from governmental agencies and research organizations more accessible. Furthermore, our robust pipeline of wholly-owned product candidates and highly productive discovery platform offer opportunities for value-accretive partnerships. We will continue to pursue grant funding and strategic collaborations in addition to traditional financings.

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
We are initially focused on respiratory infections in the ICU settings, particularly bacterial pneumonia. In the U.S., there are approximately 628,000 cases of HAP and VAP (DRG 2016). HAP due to methicillin-resistant Staphylococcus aureus, or MRSA, infections results in substantial loss of life with an annual worldwide incidence of approximately 200,000 patients (Decision Resources, 2016 data) and mortality rates as high as 50% depending on the patient population and treatment regimen (Methicillin-Resistant Staphylococcus Aureus, Decision Resources, 2016). Mechanical Ventilation for VAP patients costs over $30 billion annually in the U.S. Infections due to MRSA represent a high-value segment of the overall antibiotics market. According to this report, the worldwide market for existing therapies for MRSA infections was over $800 million in 2015. The progressively aging population is expected to increase the number of MRSA infections that result in HAP. Moreover, MRSA infections are associated with significantly longer hospital stays, repeated hospitalizations and increased healthcare costs. Currently, the median hospital stay of a patient with VAP is 29 days, and the average length of ICU stay is 19 days. The median total hospitalization costs for a VAP patient is approximately $198,000. Current SOC antibiotics for MRSA pneumonia is dominated by five antibiotics: Linezolid, Daptomycin, Vancomycin, Ceftaroline and Tigecycline, which combined have approximately 90% market share. There is a significant need for new anti-MRSA agents given the S. aureus resistance rate of 31% to 53%. We believe that the addition of AR-301 to SOC antibiotics has the potential to improve clinical outcome and could be effective in patients with MRSA infections.

Figure 2
Potential Addressable Patient Population of our mAb
	AR-301 Potential Addressable Patient Population	Gram (-) HAP/VAP/HCAP	AR-101 Potential Addressable Patient Population
	HAP/VAP
	(approximately)	(approximately)	(approximately)
US	251,600	872,000	30,790
EU	53,750	666,000	40,960
Japan	90,000	334,000	19,800
Pseudomonas infection is caused by strains of bacteria found widely in the environment. P. aeruginosa is one of the most common gram-negative bacteria that is associated with a number of human infections. Drugs targeting gram-negative bacteria must cross both the inner and outer membranes of the bacterial cell, as compared to those directed against gram-positive bacteria, which must only cross one cell membrane. As a result, gram-negative bacteria tend to be more resistant to antibiotics and the body’s own immune system.
Serious Pseudomonas infections usually occur in people in the hospital and/or with weakened immune systems. Patients in hospitals, especially those on breathing machines, those with devices such as catheters, and patients with wounds from surgery or from burns are potentially at risk for serious, life-threatening infections. Infections of the blood, pneumonia and infections following surgery can lead to severe illness and death. Pseudomonas infections are generally treated with antibiotics. Unfortunately, in hospitalized patients, Pseudomonas infections, such as those caused by many other hospital bacteria, are becoming more difficult to treat because of increasing antibiotic resistance. Multidrug-resistant Pseudomonas can be deadly for patients in critical care. Figure 3 shows the potential addressable patient population of our three clinical candidates in the US, Europe and Japan (DRG 2016 epidemiological data). According to the Centers for Disease Control and Prevention, or CDC, an estimated 51,000 healthcare-associated P. aeruginosa infections occur in the U.S. each year. More than 6,000, or 13%, of these are multidrug-resistant, leading to roughly 400 deaths per year. Multidrug-resistant Pseudomonas was given a threat level of “serious threat” in the CDC’s report in 2013 titled, Antibiotic Resistance Threats in the United States.
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
COVID-19 pandemic
The ongoing pandemic of coronavirus disease 2019 (COVID-19) is caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). Worldwide as of February 2021, more than 111 million cases have been confirmed, with more than 2.46 million deaths attributed to COVID-19. Symptoms of COVID-19 are highly variable, ranging from none to life-threatening illness. The virus spreads mainly through the air when people are near each other. Infection generally lasts for up to two weeks and transmission from an infected person occurs as they breathe, cough, sneeze, or speak. There are several highly efficacious vaccines that are marketed in different regions of the world. In terms of antiviral treatment, two monoclonal antibody-based therapies are available in the US, indicated for early use in cases thought to be at high risk of progression to severe disease. The antiviral remdesivir is also available as another treatment option. However, it is not recommended for people needing mechanical ventilation, and is discouraged altogether by the World Health Organization (WHO) due to limited evidence of its efficacy. Vaccination campaigns are being implemented across the world, with the expectation that it will require one to two years from now to reach the peak coverage of COVID-19 vaccination worldwide. At peak vaccination coverage, surveys have shown that up to a third of the world’s population will remain unvaccinated and approximately an additional 10% of the population who are vaccinated will not be adequately protected. Because SARS-CoV-2 is expected to remain endemic for years to come, the above population remains at-risk of contracting COVID-19. Currently, the COVID-19 infection rate in the U.S. is approximately 6% of the population, which suggests 6% of 98.4 million who are unvaccinated could be infected or approximately 6 million. Therefore, there is a substantial addressable patient population who will be in need of effective therapeutic intervention.
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

Background and Mechanism of Action
AR-301 was discovered by screening B-cell lymphocytes from a patient with a confirmed S. aureus infection. AR-301 binds to alphatoxin with high affinity and prevents its assembly into an active complex, which prevents alphatoxin-mediated breakdown of cell membranes, or lysis, of erythrocytes, human lung cells and immune cells such as lymphocytes (see Figure 3 below). This prevention of killing of host cells, in turn, may protect the patient from further progression of pneumonia disease and systemic infections caused by S. aureus. During infection and active proliferation, S. aureus is metabolically more virulent, geared toward higher toxin production than during its more sessile colonization stage. In contrast to other programs targeting S. aureus colonization, AR-301 targets the active, disease causing infection stage. There is no commercially available product that specifically neutralizes the pathogenic effects brought about by S. aureus toxins. We believe that this mechanism of action complements the bacterial killing properties of many conventional antibiotics, essentially neutralizing the bacterial toxins left behind following antibiotic-mediated killing. Additional indications for AR-301 may include any S. aureus infection, particularly surgical site infections, blood stream infections, endocarditis, and skin and soft tissue infections such as diabetic ulcers and non-healing wounds.
Figure 3
AR-301’s Mechanism of Action
Clinical Development Summary.
We completed a randomized, double-blind, placebo-controlled, active comparator, ascending dose Phase 2a clinical trial to assess the safety, tolerability, pharmacokinetics, efficacy and pharmacodynamics of a single intravenous administration of AR-301 plus SOC in patients with severe pneumonia caused by S. aureus (Francois, B. et al., 2018. Intensive Care Medicine journal, in-press). The SOC regimens were the physicians’ choice and were based on the individual clinical site’s prescribing practice. Forty-eight patients were enrolled in the study. Six patients enrolled in the first cohort (1 mg/kg AR-301 plus SOC), eight in the second cohort (3 mg/kg AR-301 plus SOC), ten in the third cohort (10 mg/kg AR-301 plus SOC) and eight in the fourth cohort (20 mg/kg AR-301 plus SOC). An additional 16 patients received placebo plus SOC as an active control. This Phase 2a clinical trial included 31 sites located across Belgium, France, Spain, the United Kingdom, and the U.S. and was designed primarily to address the safety and pharmacokinetics of AR-301. The drug was generally well tolerated. In exploratory analysis of the VAP subgroup of 25 patients, numeric clinical improvement of antibody treated patients over placebo were observed in time to extubation. Additionally, patients treated with AR-301 exhibited trends toward a higher rate of microbiological eradication, and reduction in number of hospital or ICU days.
Phase 2a Safety and Pharmacokinetics.
Data from the Phase 2a clinical trial suggest that AR-301 was well tolerated as a treatment for severe pneumonia due to S. aureus when used as directed and in addition to antibiotics. Few (2.8%) adverse events, or AEs, and no SAEs were deemed related to AR-301 treatment. A total of 36 SAEs were observed, which are listed as follows: septic shock (3 patients or approximately 6.3% of patients), anaemia (3 patients), bacteraemia (2 patients or approximately 4.2% of patients), sepsis (2 patients), acute respiratory failure

(2 patients), hypoxia (2 patients), pancreatic abscess (1 patient or approximately 2.1% of patients), pneumonia (1 patient), carbon dioxide increase (1 patient), gamma-glutamyltransferase increase (1 patient), platelet count increase (1 patient), abnormal prothrombin level (1 patient), duodenal ulcer (1 patient), epistaxis (1 patient), hypoventilation (1 patient), pleurisy (1 patient), pulmonary embolism (1 patient), haemodynamic instability (1 patient), hypotension (1 patient), shock haemorrhagic (1 patient), superior vena cava syndrome (1 patient), vena cava thrombosis (1 patient), cardiac arrest (1 patient), coronary artery stenosis (1 patient), ventricular tachycardia (1 patient), multi-organ failure (1 patient), pyrexia (1 patient), hepatic failure (1 patient), hepatocellular injury (1 patient), hypoalbuminaemia (1 patient), malnutrition (1 patient), heparin-induced thrombocytopenia (1 patient), coma (1 patient), peripheral motor neuropathy (1 patient), renal failure acute (1 patient), renal failure chronic (1 patient), renal tubular necrosis (1 patient), post procedural haemorrhage (1 patient) and subdural haematoma (1 patient). Immunogenicity was observed in one subject, with no related adverse event. No significant difference in mortality was observed between groups. There were six deaths in the trial, none of which were deemed related to AR-301. Furthermore, the overall mortality observed (8.5%) in this small sample size study was very low when compared to historic published references. The pharmacokinetic, or PK, profile of AR-301 is consistent with that of a human IgG1mAb, with a plasma half-life of 23 to 31 days and supports a single-dose administration for the pneumonia indication (Figure 4).
Figure 4
Pharmacokinetics Profile of AR-301
Phase 2a Clinical Efficacy.
We assessed multiple endpoints of clinical improvement including time to extubation. Time intubated to day 28 showed a decrease in the length of time patients who were treated with AR-301 plus SOC remained intubated as compared to those receiving placebo and SOC. When the subset of 25 patients with VAP was assessed, a Kaplan-Meyer analysis of time to extubation showed a separation of the group of patients treated with AR-301 plus SOC as compared to those treated with placebo plus SOC (see Figure 5). In the same subgroup of VAP patients, ventilation time was reduced numerically for patients in all four active dose groups receiving AR-301 plus SOC compared to those receiving placebo plus SOC. In an exploratory analysis, with all four treated cohorts pooled and compared versus the placebo cohort, statistical significance was achieved at p<0.01. The lack of dose response could be attributed to high variability associated with a small sample size, and/or to the high level of circulating AR-301 mAb as compared to alphatoxin load in infected patients, i.e. even at the lowest dose administered (i.e. one mg/kg) it is estimated that there is more than ten-fold mAbs than the predicted alphatoxin load.

Figure 5
Impact Adjunctive AR-301 Treatment on Mechanical Ventilation Time (VAP subgroup)
Ventilation Days in VAP Patients (Microbiologically confirmed Intend to Treat population); p < 0.01 for Placebo vs. AR-301 (pooled)	Lower Probability of Ventilation Requirement for VAP patients (exploratory analysis)

We also determined microbiological outcomes in the overall study population. Eradication or presumed eradication (cured of pneumonia) was observed in 25 (78.1%) patients treated with AR-301 plus SOC and ten (62.5%) of 16 subjects treated with placebo plus SOC. Details of microbiologial outcome by treatment cohort are provided in Figure 6a and the mean time to eradication of S. aureus bacteria also trended shorter in AR-301 treated cohorts as compared to the Placebo cohort (Figure 6b)
Figure 6a
Summary of Microbiological Outcome by Dose Level

Figure 6b
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
Although SOC antibiotics were effective, the results suggest that the addition of AR-301 to SOC treatment may increase the rate of microbiological eradication, and may reduce time to eradication, time under mechanical ventilation and overall duration of hospital stay. Time ventilated in the pooled AR-301 treated cohorts (n=20) showed an exploratory p<0.01 reduction in the subset of patients with VAP as compared to the placebo plus SOC cohort (n=5). A manuscript summarizing this clinical study has been published in a peer-reviewed journal Intensive Care Medicine (Francois, B., et al.’Safety and tolerability of a single administration of AR-301, a human monoclonal antibody, in ICU patients with severe pneumonia caused by Staphylococcus aureus: first-in-human trial’ Intensive Care Medicine. 44(11):1787-1796).
Planned Development Activities
We plan to conduct two pivotal clinical trials in pneumonia patients for regulatory approval in the U.S. and Europe. We had an end of Phase 2 meeting with the FDA in June 2017 on the two proposed primary efficacy endpoints, ventilation time and clinical cure, for these two Phase 3 clinical trials. We also submitted a briefing document and received feedback from the EMA’s Scientific Advice experts in January 2018. We have reached concurrence with the FDA on a consolidated single primary endpoint, which may include the components of mortality, ventilation requirements and signs and symptoms of pneumonia and presented these to the EMA. Per discussions with clinical experts in the field, approximately a 15% or more improvement of AR-301 plus SOC over placebo plus SOC on these efficacy outcomes is deemed to be clinically meaningful. The first Phase 3 clinical trial is a randomized, double-blind, placebo-controlled active comparator AR-301 (20 mg/kg) plus SOC versus placebo plus SOC. We plan to enroll approximately 240 VAP microbiologically evaluable patients at approximately 130 clinical sites in over 20 countries. Assuming a treatment effect of clinical cure of 85% versus 65% in active drug treated patients would provide 90% power to demonstrate a statistically significant result. We also reached agreement with the FDA on the size of the safety database required for approval and we plan to include the following safety endpoints: immunogenicity, adverse events, and standard safety laboratory tests. We enrolled the first subject in the first quarter of 2019. The protracted COVID-19 pandemic has continued to cause an impact on patient enrollment globally and the rate of clinical site activation. Pending the COVID-19 vaccination coverage and the resolution of the pandemic, we provisionally expect to report an interim data readout in the second half of 2021, and top-line data in the first half of 2022.

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
Figure 7
AR-101 Mechanism of Action
Background and Mechanism of Action
Upon binding, AR-101 mediates the deposition of the human complement to the surface of P. aeruginosa bacteria. This antibody-complement complex leads to improved recognition by the host immune cells, which results in engulfment and killing of the bacteria (Figure 7). AR-101, like IgM antibodies in general, provides several advantages towards more effective bacterial killing. They possess ten binding sites rather than two for IgG, and they are 100 to 1,000 times more effective than IgG at binding and/or activating key enzymes that facilitate the killing of P. aeruginosa. As a result, IgM antibodies are becoming more prevalent as candidates for drug therapies.
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
In parallel, we also conducted a contemporaneous cohort study of the incidence and outcome of HAP and VAP caused by various P. aeruginosa serotypes in critically ill patients. The data were extracted from the medical files of the patients selected according to eligibility criteria similar to those of our Phase 2a study. Cohort patients infected with P. aeruginosa serotype O11 (14 patients in total) had a lower survival rate, cure rate, and microbiological resolution rate, as well as longer mean times on ventilator and in the ICU as compared to patients in our Phase 2a clinical trial who received a complete treatment of three 1.2 mg/kg doses of AR-101. A summary of the results of the Phase 2a study and the contemporaneous cohort study is shown in Figure 8 below.
Figure 8
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

*
Kaplan-Meier time-to-event estimation of the times where 50% of patients had experienced the event. ‘pts’ = patients

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

To complement our suite of targeted antibody product candidates, we are developing AR-501 (gallium(III) citrate) as an anti-infective therapy to manage both chronic lung infections in cystic fibrosis patients. AR-501 exhibits broad antimicrobial activity against antibiotic resistant gram-negative and gram-positive bacteria in free-living, or planktonic, and biofilm communities, as well as against non-tuberculosis mycobacteria and fungi. We believe AR-501’s unique combination of broad spectrum antimicrobial activity against pathogens, lower propensity to develop resistance than inhaled TOBI (tobramycin) and Cayston (aztreonam), and less frequent dosing as compared to SOC, make it an ideal candidate for treatment of chronic polymicrobial infections, such as lung infections in cystic fibrosis patients. AR-501 has been granted Fast-Track and QIDP designations by the FDA.
To enhance delivery to the lungs and provide a simple method of administration, we are developing AR-501 as an inhaled formulation that can be administered conveniently with one of several commercially available liquid nebulization devices. We were awarded a development grant from the Cystic Fibrosis Foundation for up to approximately $7.5 million to develop an aerosolized formulation of AR-501 to manage bacterial lung infections in cystic fibrosis patients. We have produced, good manufacturing practice, or GMP, clinical bulk drug that is ready for use in human clinical trials, and we have completed good laboratory practice, or GLP, toxicology studies. We believe that the novel characteristics of AR-501, namely broad spectrum activity, lower propensity to develop resistance, and long half-life, may enable cystic fibrosis patients to avoid the current need for the intermittent “drug holidays” commonly employed with SOC drugs such as TOBI (tobramycin). The novel characteristics of AR-501 may also benefit patients with other infectious lung diseases such as chronic obstructive pulmonary disease, bronchiectasis, and pneumonia.
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

Clinical Data Summary
More than 50 published human clinical trials conducted in more than 1,000 cancer patients attest to the safety of systemic Ga(III) compounds and establish a tolerated dose that greatly exceeds the dose at which we project AR-501 will be used. Recently an open-label Phase 1 proof-of-concept clinical trial of Ganite administered intravenously to cystic fibrosis patients showed evidence of an improvement in lung function and reduction of P. aeruginosa burden in the lungs. Investigators at the University of Washington, or UW, and the Cystic Fibrosis Foundation conducted the clinical study, and we analyzed patient samples to determine pharmacokinetics. The aim of the study was to assess the pharmacokinetics, lung distribution, and safety of intravenous Ga(III) in cystic fibrosis patients. This non-randomized Phase 1 study comprised two dosing cohorts (cohort one: n=9 patients, cohort two: n=11 patients). Analysis of subjects’ sputum, urine, and plasma showed persistent Ga(III) levels in sputum up to 28 days after a single dose. Encouragingly, a number of patients in both cohorts showed significant reduction in sputum P. aeruginosa and an improvement in steady forced expiratory volume (FEV1) throughout the 28 days. We anticipate that inhaled AR-501 can result in at least 100-fold higher Ga(III) concentration in the lungs. The UW investigators continue to develop Ganite as an intravenous treatment for cystic fibrosis associated lung infections and initiated a randomized, double-blind Phase 2 clinical study in cystic fibrosis patients. This study was completed in the second half of 2018 and provided clinical evidence of the safety and efficacy of Ga(III) in cystic fibrosis patients (see Goss, C. et al. The Ignite Study: IV Gallium Nitrate As A Treatment For Chronic Pseudomonas Aeruginosa Infection In CF. North American Cystic Fibrosis Conference Abstract number 307, 2018).
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
Planned Development Activities
The Phase 1 portion of the clinical study in healthy adults has been completed and results were reported in 2020. The Phase 2a clinical study is initiated. Pending the resolution of the on-going COVID-19 pandemic, we provisionally expect to complete enrollment in the second half or 2021 and top-line data shortly afterwards.

AR-712 is a cocktail of two fully human immunoglobulin G1 (IgG1) lambda mAbs AR-711 and AR-713, directed at the SARS-CoV-2 spike (S-protein) receptor binding domain (RBD). AR-712 was identified by screening the blood of COVID-19 convalescent patients. Antibodies directed to the S-protein RBD are generally thought to be required for blockage of viral binding and host cell entry via the human angiotensin converting enzyme 2 (ACE2) receptor, and thus viral neutralizing. RBD is used predominantly as the target in clinical stage vaccines and antibody candidates, with positive clinical responses, with two mAbs receiving Emergency Use Authorization (EAU) from the FDA. AR-712 showed broad binding to SARS-CoV-2 clinical isolates, including recently reported variants of SARS-CoV-2 such as the variants associated with the UK, South Africa, Brazil and Japan SARS-CoV-2.
Different from other mAb therapies that are under clinical testing, AR-712 is intended to be delivered via inhalation. AR-711 has been shown to mediate therapeutic treatment benefits and eradication of SARS-CoV-2 infected animals at a lung deposited dose level that is more than 100-fold lower than the dose required to achieve similar levels of efficacy when delivered by the parenteral route of administration (Piepenbrink, et al., Cell Reports Medicine doi: 10.1016/j.xcrm.2021.100218). AR-711 can exhibit evidence of treatment benefit as low as 0.6 mg/kg of inhaled dose, equivalent to 0.01mg/kg of lung deposited dose (Figure 9).
Figure 9
Therapeutic treatment with nebulized AR-711 showed eradication of SARS-CoV-2 in the lungs of infected hamsters at 0.61 mg/kg of inhaled dose (corresponding to 0.6mg/ of lung deposited dose).
There are two key advantages of inhalation delivery of a mAb over standard IV administration. The first is dosing efficiency and dose sparing as compared to the parenteral routes of administration. With an efficient nebulization device, up to half the dose or more can be deposited in the lungs, which is the target organ. In contrast, a recent clinical study showed that when a 1800 mg mAb dose is delivered by IV, the estimated peak concentration of drug reached in the epithelial lining fluid (ELF) in the lungs (Cmax) was only 128 µg/mL (Magyarics, et al, 2019), which represents less than 0.2% of the drug administered (Fröhlich, et al, 2016). The benefit of significant dose sparing provided by inhalation administration will alleviate supply constraints for the drug, allowing the treatment of significantly more patients from each mAb production batch and thereby expanding the number of patients that can receive the drug. The second key advantage of inhalation delivery over parenteral delivery is convenience. Administration by inhalation does not require a hospital or clinic, and, as with many other inhaled treatments such as those for cystic fibrosis or asthma, can be performed by the patient themselves in their own home. The convenience of self-administration in an outpatient setting is designed to lower the barrier to COVID-19 treatment. This can also reduce the burden on hospital resources, reducing exposure risks to health care workers. These advantages, combined with increased supply, enables a uniquely positioned mAb treatment in much broader patient settings.
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
Our MAbIgX® and λPEXTM Fully Human Antibody Discovery Platform
Our proprietary MabIgX and λPEX discovery platforms enable us to rapidly screen, identify and optimize fully human therapeutic mAb product candidates directly from the B-cells of patients. We have developed a method of selecting rare, potent B-cells isolated either from convalescent individuals who have successfully survived an infection with the pathogen or healthy individuals who have been actively immunized with a vaccine against a target pathogen. These B-cells produce antibodies that are highly relevant for the body’s defense against a particular pathogen and which we believe will be highly protective mAb therapeutic product candidates. Our mAb product candidates are of completely human origin, which we believe maximizes the antibodies’ protection and effector functions and minimizes the risk of adverse reactions.
We believe our MabIgX and λPEX drug discovery platforms, which enable us to rapidly identify and manufacture naturally occurring fully human antibody product candidates, provides us with the following competitive advantages:
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
Our technology enables us to isolate and select the most relevant and most effective human antibodies for a specific pathogen. Not all pathogens require the same type of immune effector function, and therefore, our immune system has developed a set of different antibody isotypes with very specific characteristics. For example, high-affinity IgG antibodies are more efficient at neutralizing viruses and preventing infections whereas IgM antibodies can more efficiently attack gram-negative bacteria by targeting the bacterial surface polysaccharides and by activating complement, which leads to a “flagging” of the bacteria, known as opsonization, and ultimately the destruction of the bacteria by the immune system. It is important to isolate antibodies of the proper isotype based on the infection targeted and the desired reaction of the human immune system. Our MabIgX technology enables the isolation of the isotype of an antibody that the human immune system utilizes to combat a particular pathogen and isolate all different isotypes.
Our λPEXTM platform technology is also designed to discover new monoclonal antibody products directly from patients but extends beyond MabIgX’s utility in its B-cell screening capacity, with its ability to increase mAb productivity from existing mammalian production cell lines, and the involvement of a novel CHO based production cell line technology that differs from MabIgX’s usage of hybridoma cell line. APEX allows for the unbiased discovery of new and highly potent antibodies against pathogens and a methodology to maximize the production/yield of selected antibodies on commercial scale. The platform technology is comprised of a silicon wafer-based array of nanoliter sized tissue microculture wells that enable rapid screening of antibody secreting cells, enabling discovery of potent antibodies against targets such as viruses within one day of a pandemic outbreak. It also features CRISPR (Clustered Regularly Interspaced Short Palindromic Repeats) gene editing enabled activation of endogenous genetic control elements that dramatically increase the yield of biotherapeutic drugs from manufacturing production cell lines, and a proprietary production cell line that is designed to rapidly manufacture multiple monoclonal antibody therapeutics at approximately half the manufacturing cycle time than current available manufacturing technologies. We have licensed the CRISPR gene editing technology from the Broad Institute of MIT and Harvard.
λPEXTM is expected to facilitate the rapid discovery and production of critical therapies for companies operating in the biopharmaceutical, biomanufacturing and biosimilar space. A summary of the λPEX technology suite is shown in Figure 10.
Figure 10
λPEXTM Technology Suite Comprises Several Related Technologies that Enable Rapid Discovery of mAb and Scale up Manufacturing

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
As of December 31, 2020, our patent estate includes approximately 69 issued patents (approximately 28 of which are in the U.S.) and approximately 28 pending patent applications (approximately six of which are in the U.S.), which we either own or for which we have an exclusive commercial license (either in its entirety or within our field of use), as is more fully described below.
AR-301: Anti-Staphylococcus aureus HLA alphatoxin mAb
Our AR-301 patent estate includes a patent family that we own related to AR-301 titled “Human Monoclonal Antibody against S. aureus derived alphatoxin and its use in treating or preventing abscess formation” which has a priority date of August 10, 2009. Issued claims include: composition of matter claims to a human mAb that binds to S. aureus alphatoxin and a cell line producing the antibody. Patents in this family have been issued in Europe, the U.S., China, Israel, India, Japan, Korea and Russia. National patent applications are currently pending in Canada and Brazil. Issued patents are expected to expire in 2030, absent any patent term adjustments or extensions. The portfolio is complemented by a patent family in-licensed from University of Chicago and titled “Methods and Compositions related to Immunizing Against Staphylococcal Lung Diseases and Conditions.” This patent family includes ten patents, which are granted in jurisdictions including Australia, China, Europe, Japan, Korea, and the U.S., and six patent applications that are pending in Brazil, Canada, China, Hong Kong, Japan and the U.S. Patents in this family are expected to expire in 2028, absent any patent term adjustments or extensions.
AR-101: Anti-Pseudomonas aeruginosa LPS serotype O11 mAb
Our AR-101 patent estate includes a patent family, titled “Human Monoclonal Antibody Specific for LPS of serotype IATS 011 Pseudomonas aeruginosa,” with issued patents in seven jurisdictions including Canada, Europe, China, India, Israel, Japan, and the U.S. The issued patents include claims directed to certain antibodies, variants or Fab fragments thereof, hybridomas producing the antibodies, as well as nucleic acids encoding the antibodies. In the U.S. issued claims are directed to antibodies with specific variable region sequences that bind LPS of the P. aeruginosa LPS serotype IATS 011, or with variable region sequences having 85% identity thereto. Similar claims were granted in Europe, Canada, China, Israel, India and Japan. Patents in this family are expected to expire in 2026, absent any patent term adjustments or extensions. Additionally, we own a U.S. patent covering the O6 serotype of P. aeruginosa LPS titled “Human Monoclonal Antibody Specific for LPS of Serotype IATS O6 Pseudomonas aeruginosa”. This issued US patent is expected to expire in 2026, absent any patent term adjustments or extensions.
AR-501: Gallium citrate
Our AR-501 patent estate includes three patent families, two of which we own and one of which is in-licensed from the University of Iowa Research Foundation. These patents are directed to Gallium containing formulations for anti-infective indications and methods of using the same. These patent families include granted patents in Australia, Canada, China, Europe, Hong Kong, Japan, Mexico, New Zealand, South Africa, and the U.S. The in-licensed issued patents are expected to expire in 2024 and the patents that we own are expected to expire in 2030, absent any patent term adjustments or extensions.
AR-712: Anti-SAR-CoV-2 mAb
Our patent estate for AR-712 includes a patent family titled “Human monoclonal antibodies to SARS-CoV2 and use thereof “ which has been in-licensed from University of Alabama. The provisional application was filed in 2020.

AR-401: Anti-Acinetobacter baumannii mAb
Our patent estate for AR-401 includes a patent family titled “Novel targets of Acinetobacter baumannii” with priority to 2011. This family includes issued patents in Australia, China, Europe and the U.S. Patent applications are pending in Canada, China (divisional), Japan (divisional) and the U.S. (divisional). Claims in these patents and applications include those directed to certain vaccine compositions and to mAb against outer membrane protein targets. Patents in this family are expected to expire in 2032, and any patents that may issue from the pending patent applications are expected to expire in 2032, absent any patent term adjustments or extensions.
AR-105: Anti-Pseudomonas aeruginosa alginate mAb
Our AR-105 patent estate includes two patent families that have been exclusively in-licensed from the Brigham Women’s Hospital (Harvard University). The first family is titled “P.aeruginosa Mucoid Exopolysaccharide Specific Binding Peptides” and it is comprised of three issued U.S. patents that are expected to expire in 2022, absent any patent term adjustments or extensions. The second family is titled “Methods and compositions relating to mannuronic acid specific binding peptides,” and it comprises one European patent that is expected to expire in 2025, absent any patent term adjustments or extensions. Claims in these patents include composition of matter, uses and methods of inducing immune response to the alginate epitope. We own a pending PCT application that, if nationalized and issued, is expected to expire in 2037, absent any patent term adjustments or extensions.
AR-201: Anti-Respiratory Syncytial Virus mAb
Our patent estate for AR-201 comprises two U.S. patent and pending patent applications in Canada, China, Europe and India titled “Human Monoclonal Antibody Specific for the F Protein of Respiratory Syncytial Virus (RSV).” Claims in the U.S. patents are directed to antibodies with specificity to a region of RSV F protein, methods of producing certain antibodies and methods of treating or preventing RSV infections with such antibodies. The U.S. patents are expected to expire in 2034 and — in case of grant-currently pending patent applications are expected to expire in 2035, absent any patent term adjustments or extensions.
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
It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be and are our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.
Licensing Agreements
University Licensing Agreements
Broad Institute of MIT and Harvard — Non-Exclusive Manufacturing License Agreement
We entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard (the “Broad Institute”) in 2021 to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants. These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the λPEXTM mAb discovery and manufacturing production technology.
Pursuant to this agreement, we are obligated to pay to the Broad Institute an issue fee of $25,000, an annual license maintenance fee of $50,000 in 2022, and fees of $100,000 in 2023 and each year thereafter. Additionally, we are obligated to pay a royalty of a single digit percentage of all service income received from a customer for the manufacture, sale or transfer of CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants or end products, as well as a small royalty (a fraction of a percent) on end product net sales from use of any commercialized product that contains any small or large molecule made through the use of a CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants. The term of the license agreement continues until all patents and filed patent applications, included within the licensed Broad Institute patents, have expired or been abandoned.
The UAB Research Foundation — Exclusive Patent License Agreement
We are party to an exclusive licensing agreement with the UAB Research Foundation, or UABRF, a non-profit corporation, for the AR-712 mAb program, which we entered into in 2020. This agreement granted us an exclusive, royalty-bearing license for intellectual property entitled human neutralizing antibodies against SARS-CoV-02/COVID-19. UABRF and Texas Biomedical Research Institute jointly own all rights, title and interest in the intellectual property. The UABRF license agreement also granted us the right to sublicense the technology. UABRF retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government.
The potential development and commercialization milestone payments under the UABRF agreement total up to approximately $5.5 million. No milestones were met or accrued for as of December 31, 2020. We are also obligated to pay UABRF single digit percentage royalties on net sales from us and our sublicensee’s sale of any commercialized licensed product or process, subject to minimum annual amounts starting in 2026. We are obligated to pay UABRF double digit percentage royalties on non-royalty income received during the term of the license agreement, and payments will be reduced by one half for non-royalty income received for a combination product as defined in the agreement. We are responsible for all patent protection expenses.
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
The University of Chicago — Exclusive Licensing Agreement
We are party to an exclusive licensing agreement, or the UChicago agreement, with The University of Chicago, or UChicago for our AR-301 product candidate, which we entered into in 2018. This exclusive license agreement superseded the co-exclusive license agreement between us and UChicago, which we entered into in 2017. The UChicago agreement granted to us a worldwide exclusive, royalty-bearing license under UChicago’s rights in methods relating to certain licensed patents arising from the disclosure entitled, “Vaccine protection against Staphylococcus aureus pneumonia” regarding the work of Professors Juliane Bubeck Wardenburg and Loaf Schneewind. The UChicago agreement also granted to us the right to sublicense. We paid UChicago aggregate exclusivity payments of $150,000 under the terms of the exclusive license agreement and co-license agreement.
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

The term of the agreement continues until the expiration of the last to expire patents (which is expected to be in 2031), or until the agreement is earlier terminated. We may terminate the agreement upon 90 days’ prior written notice. Additionally, UChicago will have the right to terminate the agreement upon any of the following events:
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

The Brigham and Women’s Hospital, Inc. — Exclusive Patent License Agreement
We are party to an exclusive licensing agreement, or the BWH Agreement, with The Brigham and Women’s Hospital, Inc., or BWH, a non-profit corporation for our AR-105 product candidate, which we entered into in 2010. This agreement granted to us an exclusive, royalty-bearing license under its and Beth Israel Deaconess Medical Center’s, or BIDMC, rights in methods and composition relating to specific binding peptides to P. aeruginosa mucoid exopolysaccharide to make, use and sell products and processes for the treatment of pseudomonas infections in humans that are covered by such patent rights worldwide. The BWH Agreement also granted to us the right to sublicense. BWH and BIDMC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We paid BWH $141,600 within one year of execution of the BWH Agreement.
We are obligated to pay BWH low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, with a minimum royalty required per year once sales begin, and certain other milestone and other payments. We are responsible for diligently prosecuting and maintaining the licensed patent rights, at our sole cost and expense. The aggregate milestone payments under the BWH Agreement potentially total up to $860,000.
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

The University of Iowa Research Foundation — Exclusive Patent License Agreement
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
We also are obligated to pay UIRF low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other milestone and other payments. The aggregate milestone payments under the UIRF agreement potentially total up to $712,500. We are responsible for diligently prosecuting and maintaining the licensed UIRF patent rights, at our sole cost and expense.
The UIRF agreement provides that we have certain obligations to conduct further research and development, and are obligated to utilize reasonable efforts to commercialize, either directly or through a sublicensee, the licensed UIRF patent rights as licensed products or processes.
The term of the agreement continues until the expiration of the last to expire patents (which is expected to be in 2034), or until the agreement is earlier terminated. We may terminate the agreement on 90 days prior written notice to UIRF. Each party has the right to terminate the agreement for the other party’s uncured material breach of obligations under the agreement.
Additionally, the UIRF Agreement will terminate upon any of the following events:
•
We fail to make a payment upon 45 days written notice of default; or

•
We are involved in liquidation or bankruptcy proceedings unless the remaining party agrees not to terminate.

Brigham Young University — Exclusive Patent License Agreement
We are party to an exclusive licensing agreement, or the BYU Agreement, with Brigham Young University, or BYU. This agreement granted to us an exclusive, royalty-bearing license under BYU’s rights in stabilization of biological agents methods relating to human vaccines to make, use and sell products that are covered by such patent rights worldwide. The agreement also granted to us the right to sublicense. BYU and the Church of Jesus Christ of Latter-day Saints and the Church Education System retained the right and ability to use such patent rights for academic and ecclesiastical purposes and also to purchase products using such patents rights at a discounted price.
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
The term of the BYU Agreement continues until the expiration of the last to expire patents (which is expected to be in 2022), or until the agreement is earlier terminated. We may terminate the agreement on prior written notice to BYU. Each party has the right to terminate the agreement for the other party’s uncured material breach of obligations under the agreement. Additionally, the BYU Agreement will terminate upon any of the following events:
•
We are placed in the hands of a receiver or make a general assignment for the benefit of creditors, such that we are unable to perform our obligations under the agreement; or

•
Substantially all of our assets or our successor-in interest are seized or attached in a final, unappealed or unappealable order in conjunction with any action brought against us by a third-party creditor, such that we are unable to perform our continuing obligations hereunder.

Cystic Fibrosis Foundation Agreement
In December 2016, pursuant to a letter agreement between us and the Cystic Fibrosis Foundation, we received an award for up to $2.9 million from the Cystic Fibrosis Foundation to advance research on potential drugs utilizing inhaled gallium citrate anti infective. On November 26, 2018, pursuant to an amendment to the letter agreement, the Cystic Fibrosis Foundation increased the potential award to up to approximately $7.5 million. Under the award agreement, the Cystic Fibrosis Foundation will make payments to us as certain milestones are met. The award agreement also contains a provision whereby if we spend less on developing a potential drug utilizing inhaled gallium citrate anti infective than we actually receive under this award agreement, we will be required to return the excess portion of the award to the Cystic Fibrosis Foundation. No liability related to this excess amount was recorded by us as of December 31, 2020 and 2019.
In the event that development efforts are successful and we commercialized a drug from these related development efforts, we may be subject to pay to Cystic Fibrosis Foundation a one-time amount equal to nine times the awarded amount. Such amount shall be paid in not more than five annual installments.
In the event that we license rights to the product in the field to a third-party, sell the product, or consummate a change of control transaction prior to the first commercial sale, we shall pay to the Cystic Fibrosis Foundation an amount equal to fifteen percent (15%) of the amounts received by us and its shareholders in connection with such disposition up to nine times the actual awarded amount received from the Cystic Fiborisis Foundation.
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
None of these events have occurred as of December 31, 2020.
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

Pursuant to the License Agreement we granted to SAMR the following:
a.
Limited Territory Intellectual Property (IP) Licenses — exclusive licenses to develop, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize our products related to AR-301, AR-105, and AR-101 (Aridis Products) in (a) the country of India, and (b) all other countries of the world except the USA, Canada, EU Territory, UK, China, Australia, South Korea, Brazil, New Zealand, and Japan (the Limited Territory) for the term of the License Agreement. For our products AR-105 and AR-101, the countries do not exclude South Korea and Brazil. These licenses do not include the right to label, package, manufacture or have manufactured the products; however, we granted to SAMR a separate option for manufacturing rights related to these products, as discussed below.

b.
Worldwide Territory IP License — an exclusive license to develop, manufacture, make, have made, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize the AR-201 product in all countries of the world except China, Hong Kong, Macau and Taiwan (the Worldwide Territory) during the term of the License Agreement.

c.
Research & Development Option — the right for us to provide research services for the identification of up to five (5) candidates for SAMR Products including candidate development and an exclusive license to develop, manufacture, make, have made, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize these development products in the Worldwide Territory, during the term of the License Agreement. The five candidates to be identified and the development plans related to this option were to be agreed upon within 12 months of the License Agreement.

d.
Manufacturing Rights Option — The initial license granted above for the Limited License Products does not allow for manufacturing. This option provides incremental rights related to the Limited License Products beyond what is granted as part of the licensing discussed above — i.e., an exclusive license for use by SAMR to manufacture and supply the Limited License Products for SAMR’s own use (in the Limited Territory) and to manufacture and supply the Products to us or our affiliates (for Aridis’s use outside the Limited Territory) at commercially reasonable rates, and at sufficient capacity as specified in a manufacturing agreement that shall be negotiated and executed in good faith. The term of the manufacturing agreement shall be twenty (20) years. If a third-party sublicensee of Aridis Products wishes to have Aridis Product manufactured by itself for the territory for which it has a license from us, then we shall have the right to buy back the manufacturing rights by paying to SAMR $5 million.

SAMR agrees to exercise or waive this option by December 31, 2021. However, in order to exercise the option SAMR must first demonstrate, to our reasonable satisfaction, SAMR’s ability for manufacturing consistency of Limited License Products in conformance to all regulatory FDA and EMA requirements. SAMR acknowledges that is must meet expected timelines for the expected approval date for the first Licensed Product and will need to have completed a ready production facility within a specified timeline in order to allow sufficient time for demonstration of capacity and consistency and completion of Quality Agreements.
e.
Development Support Activities — we will share our know-how related to the products in order to assist SAMR is its efforts to develop, receive regulatory approval for, and manufacture and sale the licensed products in SAMR’s authorized territories. This will be performed under the direction of a Joint Steering Committee (JSC) and will follow the development plan approved by the JSC. As part of these activities each party shall share all relevant clinical data and regulatory documentation created by it anywhere in the world.

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
Pursuant to the License Agreement, SAMR shall make commercially reasonable efforts to obtain all regulatory approvals, to have approved for commercialization and sale, and to commercialize and sell (i) Aridis Products in the Limited Territory, and (ii) SAMR Products and the AR-201 product in the Worldwide Territory.
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
Kenta Biotech Ltd.
We are a party to an asset purchase agreement with Kenta Biotech Ltd., or Kenta, a for profit corporation duly incorporated in Schlieren (Canton of Zurich, Switzerland). The asset purchase agreement contains a licensing arrangement based upon the worldwide out-licensing or net sales of certain of Kenta’s physical assets, contracts and technology. Pursuant to such agreement, we were obligated to pay Kenta a fixed purchase price, which was fully paid during 2013 and 2014, and are obligated to pay a declining scale of royalties on gross licensing revenues from either out-licensing of the assets or net sales revenues actually received by us up to a maximum of $50 million.
The agreement also assigned and transferred certain of Kenta’s physical assets, contracts and technology to us. The physical assets included all physical assets owned or controlled by Kenta, including but not limited to cell lines, genes, antibodies, diagnostic assays and related documentation, which were related to Kenta’s MabIgX technology platform for hybridoma generation and its mAb targeting S. aureus, P. aeruginosa, A. baumannii and RSV. The technology included all intellectual property, including but not limited to patents, patent applications, trademarks, knowhow, trade secrets, regulatory filings, clinical trials, clinical trial information, all supporting documentation and all other related intellectual property which are related to Kenta’s MabIgX technology platform for hybridoma generation and its mAb targeting S. aureus, P. aeruginosa, A. baumannii and RSV. The contracts included the contracts and agreements (including all rights and obligations thereunder), whether oral or written, which Kenta has concluded and which pertain to the assets. The contracts were primarily related to the ongoing clinical trial of AR-301.
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
Emergent is obligated to pay us low single digit percentage royalties on net sales from their and their sublicensee’s sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments that we are entitled to pursuant to the Emergent Agreement potentially total up to $2.8 million.
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

Joint Venture
Joint Venture with Shenzhen Hepalink Pharmaceutical Group Co., Ltd.
We entered into a Joint Venture Contract, as amended, effective August 6, 2018, or the JV Agreement, with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a People’s Republic of China company, or Hepalink, a related party and significant shareholder in the Company, pursuant to which we formed a Joint Venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd., or SABC, a People’s Republic of China Company, to develop, manufacture, import and distribute AR-101, AR-301 and AR-105 in China, Hong Kong, Macau and Taiwan, collectively, referred to as the Territory. The Joint Venture received regulatory approval in China and SABC was formed on July 2, 2018.
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
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
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
After completion of the required clinical testing, an NDA or, in the case of a biologic, a BLA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the United States. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.
Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA or, in the case of a biologic, the BLA unless compliance with cGMPs is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.
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
An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
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
Orphan Designation and Exclusivity in the European Union
Products authorized as “orphan medicinal products” in the EU are entitled to certain exclusivity benefits. In accordance with Article 3 of Regulation (EC) No. 141/2000 of the European Parliament and of the Council of 16 December 1999 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.
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
Companion Diagnostic Review and Approval
Some of our product candidates currently may rely upon the use of a companion microbial diagnostic test to select patients who are infected with either S. aureus, P. aeruginosa, or A. baumannii bacteria and in the future, we may utilize other biomarkers as companion diagnostic tests for our other product candidates. Approval of our product candidates may require FDA approval of a Premarket Approval Application, or PMA, for a reproducible, validated diagnostic test to be used with our mAb product candidates.
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
The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. As a result of a modification made by the Federal Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with certain expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.
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
Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.
Health care reform measures could adversely affect our business
In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:
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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•
expansion of the entities eligible for discounts under the Public Health program.

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurance tax. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace other elements of the PPACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
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
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for new drug and biologic product candidates. An inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products could have a material adverse effect on a pharmaceutical manufacturer’s operating results, ability to raise capital needed to commercialize products and overall financial condition.
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
Employees
As of December 31, 2020, we had 33 employees, and engaged several consultants as needed to support our operations. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Our Corporate Information
We were formed under the name “Aridis, LLC” in the State of California on April 24, 2003 as a limited liability company. On August 30, 2004, we changed our name to “Aridis Pharmaceuticals, LLC.” On May 21, 2014, we converted into a Delaware corporation named “Aridis Pharmaceuticals, Inc.” Our fiscal year end is December 31. Our principal executive offices have been relocated to 983 University Avenue, Building B, Los Gatos, California 95032. Our telephone number is (408) 385-1742. Our website address is www.aridispharma.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2020, we reported a net loss of approximately $22.3 million. As of December 31, 2020, we had an accumulated deficit of $123.1 million.
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

We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. There is a risk of delay or failure at any stage of developing a product candidate, and the time required and costs involved in successfully accomplishing our objectives cannot be accurately predicted. Actual drug research and development costs could substantially exceed budgeted amounts, which could force us to delay, reduce the scope of or eliminate one or more of our research or development programs. Additionally, if the Cystic Fibrosis Foundation does not continue to provide funding support, we may not be able to complete the Phase 1/2a clinical trial relating to AR-501.

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
We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our four lead product candidates are AR-301, AR-501 and AR-101, and AR-712. We initiated a Phase 3 pivotal trial of AR-301 in VAP patients, AR-501 is in Phase 1/2a clinical testing and AR-101 is ready for Phase 2/3 pivotal testing. We are planning to initiate a Phase 1/2 clinical trial for AR-712 in the second half of 2021. We cannot be assured that our planned clinical development for our product candidates will be completed in a timely manner, or at all, or that we, or any future partner, will be able to obtain approval for our product candidates from the FDA or any foreign regulatory authority.
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
Our development of a COVID-19 therapeutic candidate is at an early stage and we may not be able to successfully develop an effective therapeutic to treat COVID-19 in a timely manner, if at all.
Various government entities, including the U.S. government, are offering incentives, grants, and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, and this may have the effect of increasing the number of competitors and/or providing advantages to known competitors. We are aware of a substantial number of companies, individuals and institutions working to develop a treatment for COVID-19, many of which have substantially greater financial, scientific, and other resources than us, and another party may be successful in producing an effective treatment against COVID-19 before we do. The rapid expansion of development programs directed at COVID-19 may also generate a scarcity of manufacturing capacity among contract research organizations that provide cGMP materials for development and commercialization of biopharmaceutical products.
We are committing financial resources to the development of a monoclonal antibody treatment for COVID-19, which may cause delays in or otherwise negatively impact our other development programs. In addition, our management and scientific teams have dedicated substantial efforts to our COVID-19 therapeutic development. As of the date of this report, we have 33 employees, which may make us more reliant on our individual employees and on outside contractors than companies with a greater number of employees. If we fail to attract and retain management and scientific personnel, we may be unable to successfully produce, develop and commercialize our therapeutic candidates.
In addition, any success in preclinical testing we might observe for our COVID-19 therapeutic candidate may not be predictive of the results of later-stage human clinical trials. Factors such as safety, efficacy and adverse events can emerge at any time in clinical testing and have the potential to have adverse consequences for our ability to proceed with clinical trials. Other factors such as the emergence of new SARS-CoV-2 mutant virus variants rendering a reduction or complete loss of binding or neutralization by the mAbs, manufacturing challenges, availability of raw materials, and slow-downs in the global supply chain may delay or prevent us from receiving regulatory approval of our therapeutic candidate or, if we do receive regulatory approval, prevent a successful product launch. We may not be successful in developing a therapeutics, or another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19.
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

The COVID-19 pandemic continues to impact on clinical trial enrollment worldwide. We have experienced slower enrollment of patients in our clinical trials due to the pace in which clinical sites were being initiated for enrollment and may experience similar difficulties in the future. In addition, AR-301 and AR-101 have been granted orphan drug designation for the treatment of P. aeruginosa and S. aureus in the EU, respectively, and the low prevalence of such diseases relative to the total population may make it harder to identify patients to enroll. If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business.
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
Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. We believe three mAbs have been approved by the FDA to date, and two other mAbs have received Emergency Use Authorization (for COVID-19 treatment). The approved mAbs are Synagis® which stimulates the immune system to target a viral infection, Anthim® which treats inhalational anthrax in combination with appropriate antibiotics, and ZINPLAVA® to reduce recurrence of Clostridium difficile infections. The novelty of our platform may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform.
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
Additionally, we may decide to outsource some or all of our manufacturing activities to a third-party commercial manufacturing organization, or CMO. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were to perform such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will continue ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.
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
Undesirable side effects caused by our product candidates could cause us, our collaborators, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities, or litigation by injured patients, if any. To date, patients treated with AR-301 and AR-101 have experienced AEs related to the study drug, some of which have been serious. Regarding AR-301, few (2.8%) adverse events, or AEs, were deemed related, and no serious adverse events, or SAEs, were deemed to be related to AR-301 treatment. There were six deaths in the trial, none of which were deemed related to AR-301. Regarding AR-101, 12 SAEs were experienced by five subjects. An event of cardiorespiratory arrest was judged as probably related to AR-101 and events of hyperbilirubinemia and cholestasis, although pre-existent, were deemed possibly related. In both cases, the causality assessment by the investigators accounted for the fact that a contribution by AR-101 to the AE could not be excluded with certainty although other probable causes were acknowledged. The other SAEs were deemed unrelated. The AR-712 mAbs may exhibit a reduction or complete loss of efficacy due to the emergence of new SARS-CoV-2 mutant virus variants.

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
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
We have no experience in commercial-scale manufacturing of mAbs. We may develop our manufacturing capacity in part by building manufacturing facilities. This activity would require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use. We currently rely on CMOs for bulk product manufacturing and sterile fill and finish of our products, and these contractors currently manufacture our product candidates at a scale that is not adequate for commercial supply. Failure to find and maintain satisfactory commercial-scale manufacturing contractors could impair our ability to supply product for clinical and commercial needs. Additionally, we may decide to outsource some or all of our bulk product manufacturing activities to a third-party CMO. Failure of any of these contractors to maintain compliance with cGMPs and other regulatory and legal requirements could result in government actions that would limit or eliminate clinical trial and commercial product supply. Under any agreement with a CMO, we would have less control over the timing and quality of manufacturing than if we were performing such manufacturing ourselves. A CMO would be manufacturing other pharmaceutical products in the same facilities as our product candidates, increasing the risk of cross product contamination. Further, there is no guarantee that any CMO will continue ongoing operations, causing potential delays in product supply, reduced revenues and other liabilities for us.
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

Because manufacturing processes are complex and are subject to a lengthy regulatory approval process, alternative qualified production capacity and sufficiently trained or qualified personnel may not be available on a timely or cost-effective basis or at all. Difficulties or delays in our contract manufacturers’ production of drug substances could delay our clinical trials, increase our costs, damage our reputation, and cause us to lose revenue and market share if we are unable to timely meet market demand for any products that are approved for sale.
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
The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our Phase 3 pivotal trial for AR-301 and our Phase 1 clinical trial for AR-501 for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to AR-301 and AR-501 or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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
Our corporate headquarters are located in Los Gatos, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
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
We entered into a Joint Venture Contract, as amended effective August 6, 2018, or the JV Agreement, with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a People’s Republic of China company, or Hepalink, a related party and significant shareholder in the Company, pursuant to which we formed a Joint Venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd., or SABC, a People’s Republic of China Company, develop, manufacture, import and distribute AR-101, AR-301 and AR-105 in China, Hong Kong, Macau and Taiwan, collectively, referred to as the Territory. The Joint Venture received regulatory approval in China and SABC was formed on July 2, 2018.
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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•
expansion of the entities eligible for discounts under the Public Health program.

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurance tax. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the

PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace other elements of the PPACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
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
There can be no assurance that we will discover or develop patentable products or processes or that patents will issue from any of the currently pending patent applications or that claims granted on issued patents will be sufficient to protect our technologies, processes, or adequately cover the actual products we may actually sell. Potential competitors or other researchers in the field may have filed patent applications, been issued patents, published articles or otherwise created prior art that could restrict or block our efforts to obtain additional patents or act as obstacles to our pending patent applications. There also can be no assurance that our issued patents or pending patent applications, if issued, will not be challenged, invalidated, rendered unenforceable or not infringed, or that the rights granted thereunder will provide us with proprietary protection or competitive advantages. We may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in post-grant review procedures, oppositions, derivations, reexaminations, inter partes review or interference proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the

U.S., or vice versa. Our patent rights also depend on our compliance with technology and patent licenses upon which our patent rights are based and upon the validity of assignments of patent rights from consultants and other inventors that were, or are, not employed by us.
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
We will incur significant ongoing expenses in maintaining our patent portfolio in addition to maintaining other registered intellectual property such as trademarks and copyrights. Maintaining registered intellectual property such as patents and trademarks requires timely filing certain maintenance documents and paying certain maintenance fees, the failure of which could result in abandonment or cancellation of such registered intellectual property. Should we lack the funds to maintain our patent portfolio or other registered intellectual property, or to enforce our rights against infringers, we could be adversely impacted. Even if we succeed in enforcing one of our patents against a third-party in a claim of infringement, any such action could divert the time and attention of management and impair our ability to access additional capital and/or cost us significant funds.
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
Changes in either the patent laws or interpretation of the patent laws in the United States and Ex-US could increase the uncertainties and costs. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law in the United States on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not issued. For example, our manufacturing process involves a number of trade secret steps, processes, and conditions. Trade secrets and know-how can be difficult to protect. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical studies or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.
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
Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Some of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third-party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third-party, and we could be required to obtain a license from such third-party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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

•
our announcements or our competitors’announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

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
As of December 31, 2020, our executive officers, directors and 10% or more stockholders, together with their respective affiliates, beneficially owned approximately 29.1% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
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
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a newly formed entity. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Capital Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.
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
If we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.
If we fail to comply with the rules under the Sarbanes-Oxley Act, related to disclosure controls and procedures, or if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. We previously identified a material weakness in our internal control over financial reporting, which was subsequently remedied. We cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Item 1B.   Unresolved Staff Comments
Not applicable.
Item 2.   Properties
Our corporate headquarters are currently located in Los Gatos, California, where we occupy approximately 15,129 gross square feet of office and laboratory space under a lease that will expire in January 2026 with a three-year renewal option.
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
Item 4.   Mine Safety Disclosures
Not applicable.
PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On August 14, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol “ARDS”. Prior to that time, there was no public market for our common stock.
Stockholders
As of March 24, 2021, there were 85 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.
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
Item 6.   Selected Financial Data
Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’s DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Concerning Forward-Looking Statements.” All amounts in this report are in U.S. dollars, unless otherwise noted.
Overview
We are a late-stage biopharmaceutical company focused on the discovery and development of novel anti-infectives. A significant focus of ours is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, limited tolerability, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline comprises fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily nosocomial pneumonia, and viral infections such as COVID-19.
Recently we announced the development of a novel antibody discovery and production platform technology called λPEX™. This technology complements and further extends the capabilities of MabIgX® to quickly screen large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the development of COVID-19 mAbs. We also announced initiation of research and development activities of our monoclonal antibody programs for COVID-19 called AR-712 and AR-701.
In October 2020 and February 2021, we announced the development of a highly neutralizing monoclonal antibody cocktail (AR-712), discovered from convalescent COVID-19 patients, that successfully eliminated all detectable SARS-CoV-2 virus in infected animals at substantially lower doses than parenterally administered (injected) COVID-19 mAbs. The cocktail broadly bind and neutralize SAR-COV-2 virus and the mutant ‘E484K’ variant that is associated with the UK, South Africa, Brazil, and Japan strains. The potency of AR-712 and its direct delivery to the lungs by inhaled administration may facilitate broader treatment coverage and dose sparing not achievable by parenteral administration. A clinical Phase 1/2 study is expected to be launched in the second half of 2021.
Our lead product candidate, AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP. The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activation. Pending on the rate of resolution of the on-going COVID-19 pandemic, we provisionally expect to report an interim futility analysis in the second half of 2021. Currently enrollment completion and top-line data are projected to occur in the first half of 2022.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”). During the third quarter of 2019, the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The Safety Monitoring Committee (“SMC’) and Data Safety Monitoring Board (“DSMB”) from the Cystic Fibrosis Foundation supported that the study proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis (“CF”). The on-going COVID-19 pandemic has caused an impact on the rate of clinical site activation. We provisionally expect to complete enrollment of the Phase 2a portion with cystic fibrosis subjects in the second half of 2021 with top-line data available shortly afterward.
In September 2020, we announced that we reached an agreement with the FDA to simplify our AR-501 Phase 2 trial design for the treatment of chronic lung infections associated with CF. We proposed, and the FDA agreed, to streamline AR-501’s forthcoming Phase 2a clinical trial in CF patients, by removing the single ascending dose (“SAD”) portion of the study and only conducting a multiple ascending dose (“MAD”) regimen. Furthermore, the FDA also concurred with our proposal to expand the originally planned Phase 2a protocol design into a Phase 2a/2b study. This Phase 2a/2b design will enable seamless and efficient advancement of the study from Phase 2a into Phase 2b using the same clinical study protocol. The data from the Phase 2a will inform the dose selection and sample size expansion to achieve statistical significance in efficacy in Phase 2b.
To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR712 and AR-501. Our expenses and resulting cash burn during the years ended December 31, 2020 and 2019, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-712 COVID-19 mAb, and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.
Financial Overview
We have incurred losses since our inception. Our net losses were approximately $22.3 million and $29.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 we had approximately $8.2 million of cash and cash equivalents and had an accumulated deficit of approximately $123.1 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.
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
SIBV License Agreement
In July 2019, we entered into an option agreement with Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, which granted SIBV the option to license multiple programs from us and access our MabIgX® platform technology for asset identification and selection. We received an upfront cash payment of $5 million upon execution of this option agreement. In connection with the option agreement, SIBV made an equity investment whereby we issued 801,820 shares of our restricted common stock in a private placement to SIBV for total gross proceeds of $10 million.
In September 2019, we entered into a License, Development and Commercialization Agreement (the “License Agreement”) with Serum AMR Products (“SAMR”). Pursuant to the License Agreement, we received upfront payments totaling $15 million, of which $5 million was received in July 2019 through the option agreement referred to above, and may receive milestone payments and royalty-based payments from SAMR if certain milestones and sales levels as defined in the License Agreement are met.
Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. We allocated the proceeds received from the sale of the restricted common stock and upfront payment from the License Agreement, net of issuance and contract costs, of approximately $22.5 million accordingly:
•
we recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders’ equity within our consolidated balance sheet;

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

In accordance with ASC 606, we determined that no performance obligations were satisfied through December 31, 2020, and therefore, no revenue related to the License Agreement was recognized for the years ended December 31, 2020 and 2019.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP.
The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. Such estimates include those related to the evaluation of our ability to continue as a going concern, our best estimate of standalone selling price of revenue deliverables, useful live of long lived assets, classification of deferred revenue, income taxes, assumptions used in the Black Scholes Merton (“BSM”) model to calculate the fair value of stock based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are primarily revenue recognition and research and development expenses and related accruals. We believe the significant accounting policies used in the preparation of our consolidated financial statements are as follows:
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
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We recognize revenue as or when the performance obligations under the contract are satisfied. We receive payments from our customers based on payment schedules established in each contract. We record any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on the consolidated balance sheet. Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the consolidated balance sheet. Amounts are recorded as other receivables on the consolidated balance sheet when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.
Under the Development Program Letter Agreement with CFF (the “CFF Agreement”), entered into in December 2016 and amended in November 2018 to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program, we recognized revenue of approximately $1.0 million for both years ended December 31, 2020 and 2019. We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.
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
Income Taxes
We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the years ended December 31, 2020 and 2019, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset
We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Going Concern
We assess and determine our ability to continue as a going concern under the provisions of ASC 205-40, Presentation of Financial Statements — Going Concern, which requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our annual and interim consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting.
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
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):
	Year Ended December 31,
	2020	2019	Change $
Revenue:
Grant revenue	$1,000	$1,022	$(22)
Operating expenses:
Research and development	16,956	24,083	(7,127)
General and administrative	6,445	6,026	419
Total operating expenses	23,401	30,109	(6,708)
Loss from operations	(22,401)	(29,087)	6,686
Other income (expense):
Interest income, net	77	357	(280)
Share of loss from equity method investment	(9)	(951)	942
Net loss	$(22,333)	$(29,681)	$7,348
Grant Revenue.   Grant revenue remained fairly constant at approximately $1.0 million for both years ended December 31, 2020 and 2019 related to the recognition of revenue for milestones achieved under the award from the CFF during 2020 and 2019.
Research and Development Expenses.   Research and development expenses decreased by approximately $7.1 million from $24.1 million for year ended December 31, 2019 to $17.0 million for the year ended December 31, 2020 due primarily to:
•
a decrease of approximately $5.4 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2 study of our AR-105 program that was terminated during 2019;

•
a decrease of approximately $1.2 million in drug manufacturing expenses for the Phase 3 study of our AR-301 program;

•
a decrease of approximately $400,000 in spending on other research and development activities;

•
a decrease of approximately $200,000 in personnel, consulting and other related costs; and

•
a decrease of approximately $200,000 in spending on clinical trial activities for the Phase 1/2a study of our AR-501 program because the Phase 1 portion of the study ended in the second quarter of 2020.

These decreases were partially offset by:
•
an increase of approximately $300,000 in spending on research and development activities for our COVID-19 programs.

General and Administrative Expenses.   General and administrative expenses increased by approximately $419,000 from $6.0 million for the year ended December 31, 2019 to $6.4 million for the year ended December 31, 2020 due primarily to increases in directors’ and officers’ related liabilities insurance expense, professional service fees, and rent expense due to the Company entering into a new facility lease during the fourth quarter of 2020. These increases were partially offset by a decrease in patent related fees and Delaware franchise taxes.
Interest Income, Net.   Interest income, net decreased by approximately $280,000 from $357,000 for the year ended December 31, 2019 to $77,000 for the year ended December 31, 2020. The decrease is primarily due to lower interest rates and a lower average cash balance during 2020 as compared to 2019.
Share of Loss in Equity Method Investment.   Loss from equity method investment decreased by approximately $942,000 from $951,000 for the year ended December 31, 2019 to $9,000 for the year ended December 31, 2020 as our share of loss from our minority interest calculated under the equity method was limited to the reduction of the net book value of the investment to zero as of March 31,2020.
Liquidity, Capital Resources and Going Concern
As of December 31, 2020 we had approximately $8.2 million of cash and cash equivalents and had an accumulated deficit of approximately $123.1 million.
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
In September 2019, we entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent. We will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also provided Cantor with customary indemnification rights. Our registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the ATM Agreement, we filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of our common stock having an aggregate offering price of up to $22.0 million from time to time through Cantor. As of December 31, 2020, we have sold 7,883 shares of common stock under the ATM Agreement for gross proceeds of approximately $64,000, and after deducting commissions, net proceeds were approximately $62,000.
In May 2020, we received a loan in the form of a note, from Silicon Valley Bank (“SVB”) in the aggregate amount of approximately $715,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered period. The Loan is payable over two years at an interest rate of 1% per annum, with an estimated deferral of payments until mid-2021. We are required to pay principal and interest on the Loan in equal monthly installments estimated to begin mid-2021 and the outstanding interest balance accrued during the deferral period is to be paid on the maturity date, which is May 1, 2022. We believe in good faith that we met the loan forgiveness eligibility requirements of the PPP Loan. Our Loan forgiveness application was submitted to the Small Business Administration (“SBA”) in October 2020 and we expect to meet the forgiveness criteria. Since the forgiveness of the Loan is outside of our control, we have accounted for our PPP Loan as debt. If the PPP Loan is ultimately forgiven and we are legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in our consolidated statement of operations as an extinguishment of debt gain.
In October 2020, we entered into a Securities Purchase Agreement (the “October 2020 Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to offer, issue and sell to the Purchasers, (i) in a registered direct offering, an aggregate of 1,134,470 shares (the “Shares”) of common stock, par value $0.0001 per share (“Common Stock”) and (ii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and collectively, with the Series A Warrants, the “Warrants”) to purchase up to an aggregate 567,234 shares (the “Warrant Shares”) of Common Stock, for aggregate gross proceeds to us of approximately $8.5 million, before deducting estimated offering expenses payable by us. We agreed to pay Arcadia Securities, LLC a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering to certain of the investors. In addition, we agreed to pay Cantor Fitzgerald & Co. a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering.
The combined purchase price for each Share, together with one Series A Warrant and one Series B Warrant, was $7.4925. The Series A Warrants have an exercise price of $7.43 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. The Series B Warrants have an exercise price of $9.00 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. In addition, the Series B Warrants are redeemable by us at $0.01 per share upon the price of our common stock closing at $9.00 or more over five (5) consecutive trading days. The exercise price of the Warrants and Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Series A Warrants and Series B Warrants, respectively.
In March 2021, we entered into a Securities Purchase Agreement with certain institutional and individual investors, pursuant to which we agreed to offer, issue and sell to these investors, in a registered direct offering, an aggregate of 1,037,405 shares of our Common Stock for aggregate gross proceeds to us of approximately $7.0 million, before deducting estimated offering expenses payable by us.
In addition, in March 2021 we issued 124,789 shares of unregistered Common Stock to the Purchasers in our October 2020 offering pursuant to the anti-dilutive provisions of the October 2020 Purchase Agreement.
We have had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2020 and 2019. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents, along with the additional cash received in March 2021 from an equity offering and a license agreement, will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows
Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):
	Year Ended December ,
	2020	2019
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(20,476)	$(8,159)
Investing activities	(367)	(174)
Financing activities	8,678	4,993
Net decrease in cash and cash equivalents	$(12,165)	$(3,340)
Cash Flows from Operating Activities.
Net cash used in operating activities was approximately $20.5 million for the year ended December 31, 2020, which was primarily due to our net loss of approximately $22.3 million, an increase of approximately $488,000 related to capitalized contract costs, resulting from the SAMR License Agreement entered into in 2019, a decrease of approximately $756,000 in accrued liabilities and other, a decrease of approximately $83,000 in accounts payables, and an increase of approximately $144,000 in other receivables. The cash used in operating activities was partially offset by a decrease of approximately $808,000 in prepaid expenses and a decrease of approximately $46,000 in other assets, and the non-cash charges of approximately $2.1 million related to stock-based compensation and approximately $337,000 in depreciation and amortization.
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
Cash Flows from Investing Activities.
Cash used in investing activities of approximately $367,000 during the years ended December 31, 2020, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility in December 2020.
Net cash used in investing activities of approximately $174,000 for the year ended December 31, 2019 was due to the purchase of equipment, primarily for diagnostic use in clinical trials.
Cash Flows from Financing Activities.
Net cash provided by financing activities of approximately $8.7 million during the year ended December 31, 2020 was due to net proceeds received from a registered direct offering of our common stock and a concurrent private placement of common stock warrants of approximately $7.9 million, proceeds received from the PPP Loan of approximately $715,000, net proceeds received from our ATM Agreement of approximately $62,000, and net proceeds received from stock option exercises of approximately $14,000.
Net cash provided by financing activities of approximately $5.0 million during the year ended December 31, 2019 was due to net proceeds received from a private placement of our restricted common stock of approximately $5.0 million, and net proceeds received from stock option exercises of approximately $35,000.

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
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Controls Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective as of December 31, 2020.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.
An attestation report of our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control over Financial Reporting
In connection with the audit of our financial statements for the years ended December 31, 2019, we had a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. Our efforts to remediate the identified material weakness included the hiring of additional senior accounting staff and financial consultants during 2020. With the hiring of these individuals we have implemented controls to strengthen our finance department which we believe enabled us to be able to process and account for complex, non-routine transactions in a timely manner. We completed the remediation of this material weakness during 2020.
No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described above.
Item 9B.    Other Information
None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
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
PART IV
Item 15.
Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(3)
Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Amendment No. 1 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 6, 2018 and incorporated herein by reference)
3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
3.4	Bylaws of the Registrant (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
3.5	Certificate of Correction to Amended and Restated Certificate of Incorporation (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed with the Registrant’s Annual Report on Form 10-K on April 8, 2020 and incorporated herein by reference)
10.1@	Aridis Pharmaceuticals, Inc. 2014 Equity Incentive Plan (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.2#	Exclusive and Non-Exclusive Patent License Agreement between the Registrant and the Public Health Service, dated July 11, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.3#	License and Option Agreement by and between the Registrant and Brigham Young University, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.4#	License Agreement by and between the Registrant and The University of Iowa Research Foundation, dated October 22, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.5#	First Amendment to License Agreement, by and between the Registrant and The University of Iowa Research Foundation, dated January 10, 2017 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.6#	Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated November 16, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.7#	First Amendment to Exclusive Patent License Agreement, by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 18, 2016 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

Exhibit No.	Description
10.8#	Asset Purchase Agreement between the Registrant and Kenta Biotech Ltd., dated May 10, 2013 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.9#	Formulation Development Agreement between the Registrant and PATH Vaccine Solutions, dated June 1, 2007. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.10#	Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., dated December 30, 2016. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.11#	Co-exclusive License Agreement between The University of Chicago and the Registrant, dated June 13, 2017. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.12#	License Agreement by and between the Registrant and Emergent Product Development Gaithersburg, Inc., dated January 6, 2010. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.13	Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Registrant, dated February 11, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.14	Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Registrant, dated July 2, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.15	License and Option Agreement, by and between Brigham Young University and the Registrant, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.16	Amendment to the Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.17	Amended and Restated Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.18#	Amendment No. 1 to the Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., effective November 26, 2018 (filed with the Registrant’s Annual Report on Form 10-K/A on June 12, 2019 and incorporated herein by reference)
10.19†	Option Agreement for Exclusive Product and Platform Technology License between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 16, 2019 (filed with the Registrant’s Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)
10.20	Stock Subscription Agreement between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 19, 2019 (filed with the Registrant’s Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)

Exhibit No.	Description
10.21†	License, Development and Commercialization Agreement between Aridis Pharmaceuticals Inc. and Serum AMR Products, entered into as of September 27, 2019 (filed with the Registrant’s Current Report on Form 8-K on October 2, 2019 and incorporated herein by reference)
10.22	Aridis Pharmaceuticals, Inc. 2014 Amended and Restated 2014 Equity Incentive Plan (filed with the Registrant’s Proxy Statement as Appendix A on April 17,2020 and incorporated herein by reference).
10.23	Promissory Note between the Registrant and Silicon Valley Bank dated May 1, 2020 (filed with the Registrant’s Current Report on Form 8-K on May 5, 2020 and incorporated herein by reference).
10.24	Form of Securities Purchase Agreement, dated October 13, 2020, by and between Aridis Pharmaceuticals, Inc. and the Purchasers (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).
10.25	Form of Series A Warrant (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).
10.26	Form of Series B Warrant (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).
10.27	Office Lease dated October 14, 2020 by and between Aridis Pharmaceuticals, Inc. and Boccardo Corporation (filed with the Registrant’s Current Report on Form 8-K on October 20, 2020 and incorporated herein by reference).
10.28†	Exclusive License Agreement dated September 10, 2020 by and between Aridis Pharmaceuticals, Inc. and UAB Research Foundation (filed with the Registrant’s Quarterly Report on Form 10-Q on November 23, 2020 and incorporated herein by reference).
10.29	Form of Securities Purchase Agreement dated March 15, 2021 by and between Aridis Pharmaceuticals, Inc. and the Purchasers (filed with the Registrant’s Current Report on Form 8-K on March 15, 2021 and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Aridis Pharmaceuticals, Inc.
Dated: March 30, 2021	By:	/s/ Vu Truong Vu Truong Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)
	By:	/s/ Michael A.Nazak Michael A. Nazak Chief Financial Officer (Principal Accounting Officer)
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
Signature	Title	Date
/s/ Eric Patzer Eric Patzer	Executive Chairman and Director	March 30, 2021
/s/ Vu Truong Vu Truong	Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	March 30, 2021
/s/ Michael A.Nazak Michael A. Nazak	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021
/s/ Robert R. Ruffolo Robert R. Ruffolo	Director	March 30, 2021
/s/ Craig Gibbs Craig Gibbs	Director	March 30, 2021
/s/ John Hamilton John Hamilton	Director	March 30, 2021
/s/ Susan Windham-Bannister Susan Windham-Bannister	Director	March 30, 2021

CONSOLIDATED FINANCIAL STATEMENTS
ARIDIS PHARMACEUTICALS, INC.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Aridis Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aridis Pharmaceuticals, Inc. (“Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and cash shortfalls from operations and is dependent on future financings and revenue streams to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
We have served as the Company’s auditor since 2014.
/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 30, 2021

Aridis Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,232	$20,897
Other receivables	368	413
Contract costs	1,973	1,537
Prepaid expenses	2,182	2,990
Total current assets	12,755	25,837
Property and equipment, net	1,258	1,006
Intangible assets, net	27	32
Restricted cash	500	—
Contract costs, non-current	90	526
Equity method investment	—	9
Other assets	487	557
Total assets	$15,117	$27,967
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,886	$1,755
Accrued liabilities	1,330	2,974
Deferred revenue	18,748	14,602
Note payable	439	—
Other liabilities	37	—
Total current liabilities	22,440	19,331
Deferred revenue, non-current	854	5,000
Note payable, non-current	276	—
Other liabilities	228	—
Total liabilities	23,798	24,331
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 10,065,727 and 8,918,461 as of December 31, 2020 and December 31, 2019, respectively)	1	1
Additional paid-in capital	114,420	104,404
Accumulated deficit	(123,102)	(100,769)
Total stockholders’ equity (deficit)	(8,681)	3,636
Total liabilities and stockholders’ equity (deficit)	$15,117	$27,967
See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
	Year Ended December 31,
	2020	2019
Revenue:
Grant revenue	$1,000	$1,022
Operating expenses:
Research and development	16,956	24,083
General and administrative	6,445	6,026
Total operating expenses	23,401	30,109
Loss from operations	(22,401)	(29,087)
Other income (expense):
Interest income, net	77	357
Share of loss from equity method investment	(9)	(951)
Net loss	$(22,333)	$(29,681)
Weighted-average common shares outstanding used in computing net loss, basic and diluted	9,168,744	8,458,277
Net loss per share, basic and diluted	$(2.44)	$(3.51)
See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Dollars
Balances at December 31, 2018	—	$—	8,104,757	$1	$97,401	$(71,088)	$26,314
Issuance of common stock in private placement, net of issuance costs	—	—	801,820	—	4,958	—	4,958
Exercise of stock options	—	—	11,884	—	35	—	35
Stock-based compensation	—	—	—	—	2,010	—	2,010
Net loss	—	—	—	—	—	(29,681)	(29,681)
Balances as of December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636
Issuance of common stock in registered direct offering, net of issuance costs	—	—	1,134,470	—	5,807	—	5,807
Issuance of common stock warrants in a private placement, net of issuance costs	—	—	—	—	2,005	—	2,005
Issuance of common stock in ATM offering, net of issuance costs	—	—	7,883	—	62	—	62
Exercise of stock options	—	—	4,913	—	14	—	14
Stock-based compensation	—	—	—	—	2,128	—	2,128
Net loss	—	—	—	—	—	(22,333)	(22,333)
Balances as of December 31, 2020	—	$—	10,065,727	$1	$114,420	$(123,102)	$(8,681)
See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,333)	$(29,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	338
Stock-based compensation expense	2,128	2,010
Share of loss from equity method investment	9	951
Changes in operating assets and liabilities:
Accounts receivable	—	1,660
Other receivables	(144)	25
Prepaid expenses	808	(1,433)
Contract costs	(488)	(1,576)
Other assets	46	438
Accounts payable	(83)	(469)
Accrued liabilities and other	(756)	(2)
Deferred revenue	—	19,580
Net cash used in operating activities	(20,476)	(8,159)
Cash flows from investing activities:
Purchase of property and equipment	(367)	(174)
Net cash used in investing activities	(367)	(174)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	7,949	4,958
Proceeds from note payable	715	—
Proceeds from stock option exercises	14	35
Net cash provided by financing activities	8,678	4,993
Net decrease in cash and cash equivalents	(12,165)	(3,340)
Cash, cash equivalents and restricted cash at:
Beginning of period	20,897	24,237
End of period	$8,732	$20,897
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2
Supplemental noncash investing and financing activities:
Property and equipment additions	$230	$13
Stock issuance costs	$51	$488
See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Organization
Aridis Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) was established as a California limited liability corporation in 2003. The Company converted to a Delaware C corporation on May 21, 2014. Our principal place of business is in Los Gatos, California. We are a late-stage biopharmaceutical company focused on developing new breakthrough therapies for infectious diseases and addressing the growing problem of antibiotic resistance. The Company has a deep, diversified portfolio of clinical and pre-clinical stage non-antibiotic anti-infective product candidates that are complimented by a fully human monoclonal antibody discovery platform technology. The Company’s suite of anti-infective monoclonal antibodies offers opportunities to profoundly alter the current trajectory of increasing antibiotic resistance and improve the health outcome of many of the most serious life-threatening infections particularly in hospital settings.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles, or GAAP. The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, LLC and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss, stockholders’ equity (deficit) or cash flow activities.
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
Going Concern
The Company had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2020 and 2019. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. In March 2021, the Company received gross proceeds of $7.0 million from an equity offering and received $500,000 from a license agreement (see Note 14).
The Company’s research and development expenses and resulting cash burn during the year ended December 31, 2020, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. Current clinical development activities are focused on AR-301, AR-501 and AR-712. We expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.
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
The Company plans to fund its losses from operations through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. The Company may be unable to secure additional financing or other sources of funding on acceptable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in March 2021 from an equity offering and a license agreement, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, best estimate of standalone selling price of revenue deliverables, useful life of long-lived assets, classification of deferred revenue, income taxes, assumptions used in the Black-Scholes-Merton (“BSM”) model to calculate the fair value of stock-based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. Actual results could differ from those estimates.
Concentrations
Credit Risk
The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits.
Customer Risk
For the years ended December 31, 2020 and 2019, one customer accounted for 100% of total revenue. This customer is located in the United States. As of December 31, 2020 and 2019, there were no accounts receivable.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of checking account and money market fund account balances.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets which, in aggregate, represent the amount reported in the consolidated statements of cash flows (in thousands):
	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$8,232	$20,897
Restricted cash	500	—
Total cash, cash equivalents and restricted cash	$8,732	$20,897
Restricted cash consists of deposits for a letter of credit that the Company has provided to secure its obligations under its facility lease.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and 2019, there were no allowances for doubtful accounts.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years for lab equipment and computer equipment and software, and over the shorter of the lease term or useful life for leasehold improvements. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.
Intangible Assets
Intangible assets are recorded at cost and amortized over the estimated useful life of the asset. Intangible assets consist of licenses with various institutions whereby the Company has rights to use intangible property obtained from such institutions.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of December 31, 2020 and 2019.
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
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company receives payments from its customers based on payment schedules established in each contract. The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on its consolidated balance sheets. Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the consolidated balance sheet. Amounts are recorded as other receivables on the consolidated balance sheet when our right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.
Contract Assets
The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the years ended December 31, 2020 and 2019, there was no amortization of the contract assets and there have been no impairments as of December 31, 2020.
Deferred Revenue
Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its consolidated balance sheets at December 31, 2020 and 2019 (see Note 6).

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
For the years ended December 31, 2020 and 2019, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following tables presents the computation of the basic and diluted net loss per share (in thousands, except share and per share data):
	Year Ended December 31,
	2020	2019
Numerator:
Net loss (basic and diluted)	$(22,333)	$(29,681)
Denominator:
Weighted-average shares of common stock (basic and diluted)	9,168,744	8,458,277
Basic and diluted net loss per share	$(2.44)	$(3.51)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:
	Year Ended December 31,
	2020	2019
Stock options to purchase common stock	1,550,956	1,380,312
Common stock warrants	2,052,128	1,733,322
	3,603,084	3,113,634
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
Recently Issued Accounting Pronouncements not yet adopted as of December 31, 2020
Accounting Standards Update 2016-02 and 2018-11
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the consolidated balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842) — Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, FASB issued ASU 2019-01, Codification improvements, which provides clarification on implementation issued associated with adopting ASU 2016-02. ASU 2019-01 enhances the guidance in

ASC 842 surrounding the fair value of underlying assets for lessors, presentation of sales-type and direct financing leases on the consolidated statement of cash flows, and transition guidance surrounding accounting changes and error corrections.
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
Accounting Standards Update 2016-13
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (ASC 326)”, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. For public business entities, ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s consolidated financial statements and disclosures.
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
4. Balance Sheet Components
Property and Equipment, net
Property and equipment, net consist of the following (in thousands):
	December 31, 2020	December 31, 2019
Lab equipment	$2,200	$1,804
Computer equipment and software	25	25
Construction in progress	188	—
Total property and equipment	2,413	1,829
Less: Accumulated depreciation	(1,155)	(823)
Property and equipment, net	$1,258	$1,006
Depreciation expense was approximately $332,000 for both years ended December 31, 2020 and 2019.
In October 2020, the Company entered into a new lease agreement for its new headquarters facility in Los Gatos, California (see Note 13). The Company moved into the new facility in December 2020 and recorded approximately $188,000 in construction in progress related to leasehold improvements made by the Company related to the new facility.
Intangible Assets, net
Intangible assets, net consist of the following (in thousands):
	December 31, 2020	December 31, 2019
Licenses	$81	$81
Less: Accumulated amortization	(54)	(49)
Intangible assets, net	$27	$32
Amortization expense was approximately $5,000 and $6,000 for the years ended December 31, 2020 and 2019, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows (in thousands):
Year ending December 31,
2021	$5
2022	5
2023	5
2024	5
2025 and thereafter	7
Total	$27
Licenses
University Licensing Agreements
The University of Chicago — Exclusive Patent License Agreement
We are party to an exclusive licensing agreement with The University of Chicago (UOC), a non-profit university. This agreement granted to us an exclusive, royalty-bearing license for staph alpha toxin technology. The UOC agreement also granted to us the right to sublicense. UOC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We paid upfront fees upon the execution of the agreement and are obligated to pay an annual maintenance fee. We also are obligated to pay UOC low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments, subject to a minimum amount. The aggregate milestone payments under the UOC agreement potentially total up to $1.6 million. No milestones were met or accrued for during 2019. A $100,000 milestone was accrued for at December 31, 2020. We are responsible for our pro rata share of patent expenses.
The agreement provides that we have certain obligations to conduct further research and development, and are obligated to utilize reasonable efforts to commercialize, either directly or through a sublicensee, the licensed UOC patent rights as licensed products or processes.
The term of the agreement continues until all patents and filed patent applications, included within the licensed UOC patents, have expired or been abandoned, or until the agreement is earlier terminated. We may terminate the agreement on prior written notice to UOC. Each party has the right to terminate the agreement for the other party’s uncured material breach of obligations under the agreement.
The Brigham and Women’s Hospital, Inc. — Exclusive Patent License Agreement
We are party to an exclusive licensing agreement with The Brigham and Women’s Hospital, Inc. (BWH), a non-profit corporation. This agreement granted to us an exclusive, royalty-bearing license under its and Beth Israel Deaconess Medical Center’s (BIDMC) rights in methods and composition relating to specific binding peptides to P. aeruginosa mucoid exopolysaccharide to make, use and sell products and processes for the treatment of pseudomonas infections in humans that are covered by such patent rights. The BWH agreement also granted to us the right to sublicense. BWH and BIDMC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We also are obligated to pay BWH low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the BHW agreement potentially total up to $860,000. No milestones were met or accrued for during 2020 or 2019. We are responsible for diligently prosecuting and maintaining the licensed patent rights, at our sole cost and expense.
The agreement provides that we have certain obligations to conduct further research and development, and are obligated to utilize reasonable efforts to commercialize, either directly or through a sublicensee, the licensed BWH patent rights as licensed products or processes.

The term of the agreement continues until all patents and filed patent applications, included within the licensed BWH patents, have expired or been abandoned, or until the agreement is earlier terminated. We may terminate the agreement on prior written notice to BWH. Each party has the right to terminate the agreement for the other party’s uncured material breach of obligations under the agreement.
The University of Iowa Research Foundation — Exclusive Patent License Agreement
We are party to an exclusive licensing agreement with The University of Iowa Research Foundation (UIRF). The UIRF agreement granted to us an exclusive, royalty-bearing license under its rights in methods relating to gallium containing compounds for the treatment of infections to make, use and sell products that are covered by such patent rights. The UIRF agreement also granted to us the right to sublicense. UIRF retained the right and ability to grant right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government including the United States Department of Veterans Affairs. We also are obligated to pay UIRF low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the UIRF agreement potentially total up to $712,500. No milestones were met or accrued for during 2020 or 2019. We are responsible for diligently prosecuting and maintaining the licensed UIRF patent rights, at our sole cost and expense.
The agreement provides that we have certain obligations to conduct further research and development, and are obligated to utilize reasonable efforts to commercialize, either directly or through a sublicensee, the licensed UIRF patent rights as licensed products or processes.
The term of the agreement continues until the expiration of the last to expire patents, included within the licensed UIRF patents, or until the agreement is earlier terminated. We may terminate the agreement on prior written notice to UIRF. Each party has the right to terminate the agreement for the other party’s uncured material breach of obligations under the agreement.
Brigham Young University — Exclusive Patent License Agreement
We are party to an exclusive licensing agreement with Brigham Young University (BYU). This agreement granted to us an exclusive, royalty-bearing license under its rights in stabilization of biological agents methods relating to human vaccines to make, use and sell products that are covered by such patent rights. The agreement also granted to us the right to sublicense. BYU and the Church of Jesus Christ of Latter-day Saints and the Church Education System retained the right and ability to use such patent rights for academic and ecclesiastical purposes and also to purchase products using such patents rights at a discounted price. We also are obligated to pay BYU low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments under the BYU agreement potentially total up to $400,000. No milestones were met or accrued for during 2020 or 2019. BYU is responsible for diligently prosecuting and maintaining the licensed BYU patent rights and we reimburse them for one-third of their costs.
The agreement provides that we have certain obligations to conduct further research and development, and are obligated to utilize reasonable efforts to commercialize, either directly or through a sublicensee, the licensed BYU patent rights as licensed products or processes.
The term of this agreement continues until the expiration of the last to expire patents, included within the licensed BYU patents, or until the agreement is earlier terminated. We may terminate the agreement on prior written notice to BYU. Each party has the right to terminate the agreement for the other party’s uncured material breach of obligations under the agreement.
The UAB Research Foundation — Exclusive Patent License Agreement
In September 2020, the Company entered into an exclusive licensing agreement with the UAB Research Foundation (“UABRF”), a non-profit corporation. This agreement granted the Company an exclusive, royalty-bearing license for intellectual property entitled human neutralizing antibodies against SARS-CoV-02/COVID-19. UABRF and Texas Biomedical Research Institute (“Texas Biomed”) jointly own all rights, title and interest in the intellectual property. The UABRF license agreement also granted to the Company the right to sublicense the technology. UABRF retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government.
The Company has agreed to provide at least $50,000 in research funding to each of the lead inventor’s research programs. This funding was supplied under research agreements between the Company, UABRF and Texas Biomed, and the intellectual property resulting from such research shall be included under this exclusive license agreement. The potential development and commercialization milestone payments under the UABRF agreement total up to approximately $5.5 million. No milestones were met or accrued for as of December 31, 2020. The Company is also obligated to pay UABRF single digit percentage royalties on net sales from us and our sublicensee’s sale of any commercialized licensed product or process, subject to minimum annual amounts starting in 2026. The Company is obligated to pay UABRF double digit percentage royalties on non-royalty income received during the term of the license agreement, and payments will be reduced by one half for non-royalty income received for a combination product as defined in the agreement. No milestones were met or accrued for during 2020. The Company is responsible for all patent protection expenses.
The term of the license agreement continues until all patents and filed patent applications, included within the licensed UABRF patents, have expired, or been abandoned, or until the agreement is earlier terminated. The Company may terminate the license agreement by giving no less than ninety (90) days prior written notice to UABRF. UABRF has the right to immediately terminate the license agreement upon the Company’s uncured material breach of obligations under the agreement.
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
Corporate Licensing Agreements
Kenta Biotech Ltd.
We are party to an asset purchase agreement with Kenta Biotech Ltd. (Kenta), a for profit corporation (Aktiengesellschaft) duly incorporated in Schlieren (Canton of Zurich, Switzerland), registered under the identification number CH-035.3.035.876-2. The agreement assigned and transferred certain of Kenta’s physical assets, contracts and technology to us. The physical assets included all physical assets owned or controlled by Kenta, including but not limited to cell lines, genes, antibodies, diagnostic assays and related documentation, which were related to Kenta’s MabIgX technology platform for hybridoma generation and its mAb targeting S. aureus, P. aeruginosa, A. baumannii and RSV. The technology included all intellectual property, including but not limited to patents, patent applications, trademarks, knowhow, trade secrets, regulatory filings, clinical trials, clinical trial information, all supporting documentation and all other related intellectual property which are related to Kenta’s MabIgX technology platform for hybridoma generation and its mAb targeting S. aureus, P. aeruginosa, A. baumannii and RSV. The contracts included the contracts and agreements (including all rights and obligations thereunder), whether oral or written, which Kenta has concluded and which pertain to the assets. The contracts were primarily related to the ongoing clinical trial of AR 301.
We were obligated to pay Kenta a fixed purchase price, which was fully paid during 2013 and 2014, and a declining scale of low double digit to low single digit percentage royalties on gross licensing revenues from either our licensing of the assets or net sales revenues actually received by us up to a maximum of $50 million.

As of December 31, 2020, no royalty obligation was due to Kenta. As of December 31, 2019, the Company accrued approximately $488,000 due to Kenta for a royalty obligation resulting from the license agreement entered into in September 2019 (see Note 6) which was paid in January 2020.
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
Emergent is obligated to pay us low single digit percentage royalties on net sales from their and their sublicensee’s sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments that the Company could receive under the Emergent agreement amount to $2.8 million. The Company is not aware of Emergent achieving any milestones under the agreement and has not received any milestone payments. The Company has certain diligence obligations to conduct further research and development, and to exploit licensed products.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):
	December 31, 2020	December 31, 2019
Research and development services	$872	$2,709
Payroll related expenses	279	150
Professional services and other	179	115
Accrued liabilities	$1,330	$2,974
5. Equity Method Investment
On February 11, 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a related party, principal shareholder of the Company, and a Chinese entity (“Hepalink”), to develop and commercialize products for infectious diseases. Under the terms of the JV Agreement, the Company contributed $1.0 million and the license of its technology relating to the Company’s AR-101 and AR-301 product candidates for use in the joint venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd. (the “JV Entity”) in the territories of the Republic of China, Hong Kong, Macau and Taiwan (the “Territory”) and initially owns 49% of the JV Entity. On July 2, 2018, the JV Entity received final approval from the government of the Peoples Republic of China. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105 (see Note 12).
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
For the years ended December 31, 2020 and 2019, the Company recognized approximately $9,000 and $951,000 in losses from the operations of the JV Entity, respectively. As of December 31, 2020 and 2019, the Company’s equity method investment in the JV Entity was approximately $0 and $9,000, respectively.
6. Collaboration, Development and License Agreements
Cystic Fibrosis Foundation Development Agreement
In December 2016, the Company received an award from the Cystic Fibrosis Foundation (“CFF”), which was executed under the Development Program Letter Agreement (the “CFF Agreement”), for approximately $2.9 million. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the Company as certain milestones defined in the agreement are met. The milestones relate to pre-clinical and clinical research activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount that the Company receives from the CFF. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the CFF. In November 2018, the CFF increased the award to approximately $7.5 million.
Immaterial Error in Accounting for Cystic Fibrosis Foundation Development Agreement
After receiving a comment letter from the SEC in connection with its review of the Company’s Form 10-K for the Fiscal Year Ended December 31, 2019, the Company conducted a review of its accounting for the CFF Agreement and determined that it did not appropriately apply ASC 606 to the CFF Agreement as of the adoption date of January 1, 2019 (the “Adoption Date”) and thereafter through September 30, 2020, with such determination being subject to further SEC comment.
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
After further review, as of the Adoption Date, the Company identified the following promises with regards to the clinical research activities that represent an initial contract of: a) Phase 1 single ascending dose (“SAD”) clinical trial, which consists of the satisfied development-based milestones and one development-based milestone in progress which was accounted for as a single performance obligation; and contingent promises of: b) Phase 1 multiple ascending dose (MAD) clinical trial, which consists of one development-based milestone that had not yet been started, and c) Phase 2a clinical trial, which consists of four development-based milestones that had not yet been started. Of these promises, the Phase 1 SAD clinical trial was determined to be a distinct performance obligation as of the Adoption Date. For the clinical research activities related to the Phase 1 MAD clinical trial and the Phase 2a clinical trial that had not yet been started, the Company was contingently obligated to perform these clinical research activities only after the previous milestones, which achievement was uncertain, had been met.
The clinical research activities related to the Phase 1 MAD clinical trial and the Phase 2a clinical trial that had not been started were evaluated to determine if they should be considered variable consideration or contingent promises akin to optional purchases under ASC 606. The Company concluded that these two promises that have not been started are contingent promises because there is substantive uncertainty about the contingent event occurring (i.e. milestones being achieved) and the contingent event requires additional distinct services and incremental payments from the CFF. The Company determined that these contingent promises did not provide the CFF with any material rights. The Phase 1 MAD clinical trial and the Phase 2a clinical trial will be accounted for as separate contracts at the time the Company is obligated to perform the underlying clinical research activities.

The Company determined that the consideration for the Phase 1 SAD clinical trial contract included several development-based milestones which had been achieved as of the Adoption Date totaling approximately $1.7 million and the one development-based milestone in progress as of the Adoption Date of $1.0 million became probable during the quarter ended March 31, 2019. Prior to March 31, 2019, the amount of the one development-based milestone in progress as of the Adoption Date could not be included in the transaction price as it was contingent on successful completion of Phase 1 SAD clinical trial, and it was not probable that significant reversal of cumulative revenue recognized would not occur if this milestone were included in the transaction price.
The Company determined the consideration for the Phase 1 MAD clinical trial contract included one development-based milestone of $1.0 million which became probable of achievement and was achieved during the quarter ended June 30, 2020. Prior to June 30, 2020, the amount of the one development-based milestone could not be included in the transaction price for this contract as it was contingent on successful completion of the Phase 1 MAD clinical trial, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if this milestone were included in the transaction price.
The Company determined as of December 31, 2020, the transaction price for the Phase 2a clinical trial contract was zero as none of the four development-based milestones which consideration totals approximately $3.8 million could be included in the transaction price, as it was not probable that significant reversal of cumulative revenue recognized would not occur if these milestones were included.
The milestones under the CFF Agreement are development-based milestones related to pre-clinical and clinical research activities and the realization of or recognition of revenue associated with the milestones as determined by the completion of the milestones and, if applicable, review and approval of the achievement by the CFF. Each development-based milestone payment has specific criteria that needs to be met, some examples of which include, the completion of certain study activities and approval to move to the next activity. At every reporting period, the Company evaluates the individual facts and circumstances of the development-based milestone to assess whether the revenue attributable to the development-based milestone in progress should be constrained. The constraint assessment by the Company includes an analysis of the key judgements and considerations used for each milestone which include, but are not limited to, the nature and amount of work to be performed, if the work is subject to the approval of the CFF, clinical data and uncertainty with regards to the results of the clinical studies, and the probability of successful clinical studies. The constraint will be removed once the Company achieves the development-based milestone or has determined that there is probable completion of the development-based milestone, and it has also concluded that it is not probable that revenue recognized attributable to the development-based milestone will result in a significant reversal of revenue in the future.
The Company determined that the clinical research activities under the CFF Agreement should be recognized over time by calculating the amount of revenue to recognize in any given period by accumulating the total related costs incurred for the respective clinical research activities related to that distinct performance obligation using the input method (cost-to-cost) and applies that percentage of completion to the transaction price at each reporting period. The Company believes this method best depicts the transfer of control to the customer, which occurs as the costs related to the clinical research activities are incurred.
In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”), the Company has determined that the impact of inappropriately applying ASC 606 to the CFF Agreement was not material to its previously issued annual audited and unaudited condensed consolidated financial statements, and accordingly, no prior period financial statements have been restated. The approximate amount of unrecorded deferred revenue associated with this error was approximately $334,000 and $250,000 at the Adoption Date and March 31, 2019, respectively. As of June 30, 2019, the unrecorded deferred revenue amount related to the error was zero.
For the year ended December 31, 2020, the Company recognized $1.0 million in revenue from the CFF Agreement, mainly due to the achievement in 2020 of one development-based milestone related to the Phase 1 MAD clinical trial. For the year ended December 31, 2019, the Company recognized approximately $1.0 million in revenue from the CFF Agreement primarily due to the achievement in 2019 of one development-based milestone related to the Phase 1 SAD clinical trial that was in progress as of the Adoption Date.

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
In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “License Agreement”). Pursuant to the License Agreement, the Company granted to SAMR exclusive licenses, and rights to sublicense, certain patent rights and technology related know-how to the Company’s products AR-301, AR-105, AR-101 (i.e. exclusive rights to, among other things, develop, distribute, market, promote, sell, import and otherwise commercialize) in (a) the country of India, and (b) all other countries of the world except the USA, Canada, EU Territory, UK, China, Australia, South Korea, Brazil, New Zealand, and Japan (products AR-105 and AR-101 countries do not exclude South Korea and Brazil) (the “Limited Territory”); and AR-201 (i.e. exclusive rights to, among other things, develop, manufacture, make, distribute, market, promote, sell, import and otherwise commercialize) in all countries of the world except China, Hong Kong, Macau and Taiwan (the “Worldwide Territory”) (the “licenses and know-how”). Further, the License Agreement grants SAMR an option for the Company to provide research services using its MabIgX® platform technology for the identification of up to five (5) candidates including product development of these identified candidates and an exclusive license to develop, manufacture, make, distribute, market, promote, sell, import and otherwise commercialize these development products in the Worldwide Territory (the “research and development option”).
Pursuant to the License Agreement, the Company will provide development support related to the licensed products above in order to assist SAMR in its efforts to develop, receive regulatory approval, and manufacture and sell the licensed products in SAMR’s authorized territories which will be performed under the direction of a Joint Steering Committee (“JSC”) which the Company will participate in (collectively “development support services”).
In addition, under the License Agreement, SAMR was granted an exclusive manufacturing license option as the initial license granted above for AR-301, AR-105 and AR-101 does not allow for manufacturing. This manufacturing option provides incremental rights related to these products beyond what is granted as part of the licensing discussed above (the “manufacturing rights option”). If this option is exercised, after SAMR has met certain requirements to exercise the option as defined in the License Agreement, it would provide for an exclusive license for use by SAMR to manufacture and supply the products for SAMR’s own use in the Limited Territory and to manufacture and supply these products to the Company, or their affiliates, for the Company’s use outside the Limited Territory. Should SAMR exercise the development and research option or the manufacturing rights option discussed above, SAMR and the Company shall negotiate in good faith the economic terms around these arrangements. If a third-party sublicensee of AR-301, AR-105 and AR-101 wishes to manufacture these products by itself for the territory for which it has a license from the Company, then the Company shall have the right to buy back the manufacturing rights for all territories outside of the Limited Territory by paying to SAMR $5 million.
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
•
the Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders’ equity within the Company’s consolidated balance sheet as of December 31, 2019;

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
The on-going development support services are to be transferred ratably over the period that the Company expects to assist SAMR in its efforts around the licensed products in SAMR’s authorized territories. These development support services will begin with the formation and first formal meeting of the JSC.
To allocate the transaction price among the performance obligations and the material promises, the Company estimated the standalone selling prices (“SSP”) for each. For the licenses and knowhow related to AR-301, AR-105, AR-101 and the manufacturing rights option, the SSP was estimated using the income approach based on assumptions regarding SAMR’s future revenues from the licensed intellectual property, projected costs of research and development, manufacturing and commercialization expenses, as well as the discount rate, the development timeline, and probabilities of technical and regulatory success. To estimate the SSP of AR-201, due to this product is in a pre-clinical stage, development support services, and the research and development option, the Company used a cost-plus margin approach which included the actual costs the Company has incurred for the product technology through the date of the License Agreement and estimating the costs the Company expects to incur and applying a margin, if necessary. The Company believes that a change in the assumptions used to determine its best estimate of SSP for the performance obligations and material promises would not have a significant effect on the allocation of consideration received to the performance obligations and material promises.
Under ASC 606 an option to acquire additional goods or services gives rise to a material promise if the option provides a material right to the customer. The research and development option allows SAMR to receive additional services from the Company, for cost reimbursement. In addition to the cost reimbursement, the Company could potentially receive milestone and royalty payments depending on the ultimate success of the research and development activities. Furthermore, a portion of the upfront fee incentivizes SAMR to exercise the options. The manufacturing rights option grants an additional license to SAMR for no additional consideration after it has met the requirements to exercise the option. The Company considers this license valuable and would expect to be compensated accordingly in a standalone transaction. Furthermore, the Company’s valuation of these options indicate they had significant value on the agreement date. The Company determined that the above described research and development option and manufacturing rights options do constitute material rights to the customer.
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
The Company determined that no performance obligations or material promises were satisfied as of December 31, 2020, and therefore, no revenue related to the License Agreement was recognized for the years ended December 31, 2020 and 2019. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.7 million and $14.6 million to deferred revenue, current, and approximately $854,000 and $5.0 million to deferred revenue, noncurrent, on its consolidated balance sheets at December 31, 2020 and 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million and $1.5 million is classified as current, and approximately $90,000 and $526,000 is classified as noncurrent, as of December 31, 2020 and 2019, respectively.
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
The Loan is payable over two years at an interest rate of 1% per annum, with an estimated deferral of payments until mid-2021. The Company is required to pay principal and interest on the Loan in equal monthly installments estimated to begin in mid-2021 and the outstanding interest balance accrued during the deferral period is to be paid on the maturity date, which is May 1, 2022. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Loan contains events of default (as defined in the PPP Loan agreement), in which the occurrence could result in the acceleration of all amounts due under the Loan. As of December 31, 2020, there were no events of default under the PPP Loan.
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
At December 31, 2020, the Company recognized the entire amount of the PPP Loan proceeds of approximately $715,000 as a note payable, approximately $439,000 as current and $276,000 as noncurrent, in its condensed consolidated balance sheets. For the year ended December 31, 2020, the Company recognized approximately $5,000 in interest expense in its consolidated statements of operations.
Future payments on the Loan as of December 31, 2020, if the Loan is not forgiven, are as follows (in thousands):
Year ending December 31,
2021	442
2022	284
Total minimum payments	726
Less amount representing interest	(11)
Loan, gross	$715
8. Warrants
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
The fair value of the warrants was determined using a Monte Carlo simulation method which calculates the estimated value based on running numerous simulations and analyzing the various outcomes. The total fair value of the award was approximately $661,000 and was being amortized over a five-year vesting period. On August 13, 2019, this board member was not up for re-election at the annual shareholder’s meeting, therefore the vesting of the common stock warrants ceased on August 13, 2019 resulting in the cancellation of 109,601 unvested warrants. For the year ended December 31, 2019, the Company recorded stock-based compensation expense of approximately $82,000 related to these warrants. For the year ended December 31, 2020, the Company did not record any stock-based compensation expense related to these warrants.

Warrants Issued in Private Placement
In October 2020, the Company entered into a Securities Purchase Agreement (the “October 2020 Purchase Agreement”) in which the Company agreed to offer, issue and sell (i) in a registered direct offering, an aggregate of 1,134,470 shares (the “Shares”) of common stock, par value $0.0001 per share (“Common Stock”) and (ii) in a concurrent private placement, Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and collectively, with the Series A Warrants, the “Warrants”) to purchase up to an aggregate 567,234 shares (the “Warrant Shares”) of common stock, for aggregate gross proceeds to the Company of approximately $8.5 million, and after deducting commissions and offering costs, net proceeds were approximately $7.8 million (See Note 9).
The combined purchase price for each Share, together with one Series A Warrant and one Series B Warrant, is $7.4925. The Series A Warrants have an exercise price of $7.43 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. The Series B Warrants have an exercise price of $9.00 per share, are exercisable six months from the date of issuance, and expire three and a half years from the date they become exercisable. In addition, the Series B Warrants are redeemable by the Company at $0.01 per share upon the price of the Company’s common stock closing at $9.00 or more over five (5) consecutive trading days. The exercise price of the Warrants and Warrant Shares are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Series A Warrants and Series B Warrants. Each of the Series A Warrants and the Series B Warrants may be exercised on a “cashless” basis under certain circumstances set forth in the Warrants.
The Company measured the fair value of the Common Stock Shares based on the Company’s closing stock price on the date the October 2020 Purchase Agreement was entered into and the fair value of the Warrant Shares was based upon a Black-Scholes valuation. The Black-Scholes valuation used the following assumptions: expected term of four years, expected volatility of 104%, risk-free interest rate of 0.25%, and dividend yield of 0%. The Company used the relative fair value method to allocate the net proceeds received from the sale of the Common Stock Shares and the Warrants Shares of approximately $7.8 million. The Company recorded approximately $5.8 million and $2.0 million, which represented the relative fair value of the Common Stock Shares and Warrant Shares, respectively, to stockholders’ equity (deficit) within the Company’s consolidated balance sheet.
9. Common Stock
As of December 31, 2020, the Company had reserved the following common stock for future issuance:
Shares reserved for exercise of outstanding warrants to purchase common stock	2,052,128
Shares reserved for exercise of outstanding options to purchase common stock	1,550,956
Shares reserved for issuance of future options	584,161
Total	4,187,245
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
ATM Agreement
In September 2019, the Company entered into a Common Stock Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which the Company may offer and sell, from time to time, at its sole discretion, shares of common stock having an aggregate offering price of up to $25.0 million through Cantor as our sales agent. The Company’s registration statement on Form S-3 contemplated under the ATM Agreement was declared effective by the SEC on September 5, 2019. The registration statement on Form S-3 includes a base prospectus covering the offering of up to $100 million in aggregate shares of securities as defined within the prospectus and a prospectus supplement of up to a maximum aggregate offering of $25 million in common stock in accordance with the ATM Agreement.
Cantor may sell common stock under the ATM Agreement by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cantor will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cantor a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also has provided Cantor with customary indemnification rights. The Company is not obligated to make any sales of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement in accordance with its terms.
As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the ATM Agreement, the Company filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of its common stock having an aggregate offering price of up to $22.0 million from time to time through Cantor. As of December 31, 2020, the Company had sold 7,883 shares of common stock under the ATM Agreement for gross proceeds of approximately $64,000, and after deducting commissions, net proceeds were approximately $62,000. As of December 31, 2019, the Company had not sold any shares of common stock under the ATM Agreement.
Securities Purchase Agreement
In October 2020, the Company entered into the October 2020 Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to offer, issue and sell to the Purchasers, (i) in a registered direct offering, an aggregate of 1,134,470 shares of common stock, par value $0.0001 per share and (ii) in a concurrent private placement, Series A warrants and Series B warrants to purchase up to an aggregate 567,234 shares of Common Stock, for aggregate gross proceeds to the Company of approximately $8.5 million, and after deducting commissions and offering costs, net proceeds were approximately $7.8 million (see Note 8). In October 2020, the Company paid Arcadia Securities, LLC a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering to certain of the investors. In addition, in October 2020, the Company paid Cantor Fitzgerald & Co. a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering.

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

In June 2020, the adoption of an amendment to the 2014 Plan to eliminate the evergreen provision and set the number of shares of common stock reserved for issuance thereunder to 2,183,692 shares was approved by the Company’s stockholders. The additional shares reserved in the below stock option activity table includes 162,736 shares reserved pursuant to the evergreen provision and 400,000 shares reserved pursuant to the amendment to the 2014 Plan.
Stock Options
The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option by option basis. Options generally vest ratably over service periods of up to four years and expire ten years from the date of grant.
Stock option activity for the year ended December 31, 2020 is represented in the following table:
		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2019	196,982	1,380,312	$10.06
Additional shares reserved	562,736	—	—
Options granted	(207,155)	207,155	5.89
Options exercised	—	(4,913)	2.89
Options cancelled	31,598	(31,598)	14.65
Balances at December 31, 2020	584,161	1,550,956	$9.43

Additional information related to the status of options as of December 31, 2020 is summarized as follows:
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Options outstanding	1,550,956	$9.43	7.38	$649,681
Options vested and exercisable	959,576	$10.08	6.68	$563,191
The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the years ended December 31, 2020 and 2019 were estimated using the following assumptions:
	Year Ended December 31,
	2020	2019
Expected term (in years)	6.00	6.25
Expected volatility	84% – 100%	79% – 95%
Risk-free interest-rate	0.38% – 1.73%	1.59% – 2.67%
Dividend yield	0%	0%
During the years ended December 31, 2020 and 2019, the Company granted options to purchase 207,155 and 620,457 shares with a weighted-average grant date fair value of $4.72 and $5.91 per share, respectively.
There were 4,913 and 11,884 options exercised during the years ended December 31, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was approximately $17,000 and $51,000, respectively.
Stock-Based Compensation
The following table presents stock-based compensation expense related to stock options (in thousands):
	Twelve Months Ended December 31,
	2020	2019
Research and development	$590	$662
General and administrative	1,538	1,266
Total	$2,128	$1,928
As of December 31, 2020, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $3.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.08 years.
11. Income Taxes
The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2020 and December 31, 2019.

A reconciliation between the statutory U.S. federal rate and the Company’s effective tax rate is as follows (in thousands):
	Years Ended December 31,
	2020	2019
Federal income tax at statutory rate	$(4,690)	$(6,233)
State income tax, net of federal benefit	(36)	(1,293)
Foreign tax differential	1,906	2,346
State rate change	287	—
Permanent differences	1,088	394
Tax credits	(649)	(976)
Fin 48 reserve	162	244
Other	(92)	840
Valuation allowance change	2,024	4,678
	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (in thousands) are as follows:
	Years Ended December 31,
	2020	2019
Net operating loss carryforwards	$14,793	$14,519
Accruals and reserves	39	341
Stock based compensation	1,153	951
Research and development credits	2,021	1,534
Deferred revenue	1,338	—
Depreciation and amortization	(9)	(34)
Total	19,335	17,311
Valuation allowance	(19,335)	(17,311)
Net deferred tax assets	$—	$—
A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions (in thousands) is as follows:
	Years Ended December 31,
	2020	2019
Balance at the beginning of the year	$534	$486
Increase based on current year tax positions	171	254
Decrease for prior year tax positions	—	(206)
Balance at the end of the year	$705	$534
Due to the existence of the valuation allowance, future changes in the Company’s liability for uncertain tax positions will not impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in its liability for uncertain tax positions in the next twelve months.
Tax Legislation subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company has a GILTI inclusion of $4.2 million in 2020.
Based on the available objective evidence, management believes it is more-likely-than-not that the deferred tax assets were not fully realizable as of December 31, 2020 and 2019. Accordingly, the Company has established a full valuation allowance against its deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was approximately $2.0 million and $4.7 million, respectively.
At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $19.5 million that begin to expire in 2034. The Company also has federal net operating losses of approximately $33.1 million that arose after the 2017 tax year and will carryforward indefinitely. The Company has state net operating loss carryforwards of approximately $53.6 million that will begin to expire in 2034. At December 31, 2020, the Company has research credit carryforwards of approximately $2.2 million and approximately $607,000 for federal and California state income tax purposes, respectively. The federal credits begin to expire in 2034 and the state credits can be carried forward indefinitely.
Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2020. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. Any annual limitation may result in the expiration of net operating losses and credits before utilization. The Company may continue to experience ownership changes in the future as a result of the Company’s future expected equity financings and subsequent shifts in its stock ownership, some of which may be outside of its control.
The Company is subject to taxation in the United States, California, the Netherlands and China. The Company remains subject to possible examination by tax authorities in these jurisdictions for tax years dating back to 2014. The Company became subject to taxation in Maryland and North Carolina starting tax year 2020. The Company does not have any pending tax examinations.
12. Related Parties
Joint Venture
On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the years ended December 31, 2020 and 2019, the Company recorded approximately $188,000 and $1.5 million, respectively, as a reduction to operating expenses in the consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of December 31, 2020 and 2019, the Company recorded approximately $3,000 and $152,000, respectively, in other receivables on the consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.
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

The Company determined that no performance obligations were satisfied as of December 31, 2020 and 2019. Therefore, no revenue related to the License Agreement was recognized during the years ended December 31, 2020 and 2019. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.7 million and $14.6 million to deferred revenue, current, and approximately $854,000 and $5.0 million to deferred revenue, noncurrent, on its consolidated balance sheets at December 31, 2020 and 2019, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million and $1.5 million is classified as current, and approximately $90,000 and $526,000 is classified as noncurrent, as of December 31, 2020 and 2019, respectively.
13. Commitments and Contingencies
Facility Lease
The Company leased office and lab space in San Jose, California under an operating lease arrangement which terminated in December 2020.
In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters. The lease represents additional space for the Company’s headquarters as compared to its prior lease. The lease commenced in December 2020 and has an approximate five year term with a three year renewal option. Rental payments by the Company commence on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord.
The future minimum lease payments for the new facility as of December 31, 2020 are as follows (in thousands):
Year ending December 31,
2021	$542
2022	610
2023	628
2024	646
2025	666
Thereafter	57
Total	$3,149
Rent expense was approximately $529,000 and $341,000 for the years ended December 31, 2020 and 2019, respectively.
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
License Agreements
The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. See further disclosure related to these agreements in Note 4.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2020 and 2019, no accruals have been made related to commitments and contingencies.
From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings for legal complaints filed during the year ended December 31, 2020. As of December 31, 2019, there were no pending legal proceedings.
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
Cystic Fibrosis Foundation Agreement
In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of December 31, 2020 and 2019.
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
In the event that the Company licenses rights to the product in the field to a third-party, sells the product, or consummates a change of control transaction prior to the first commercial sale, the Company shall pay to CFF an amount equal to 15% of the amounts received by the Company and its shareholders in connection with such disposition (whether paid upfront or in accordance with subsequent milestones and whether paid in cash or property) up to nine times the actual net award received from CFF. The payment shall be made within sixty days after the closing of such a transaction.

In the event that the development efforts are delayed, which result from events within the Company’s control, for more than one hundred eighty (180) consecutive days at any time before the first commercialization of the drug from the related development efforts, the CFF may provide an interruption notice to the Company, or in lieu of the interruption license, pay to the CFF an amount greater than two times the award received plus interest up to the time of such election. The Company then has thirty (30) days to respond to such notice. If the Company does not respond within thirty (30) days, an interruption license shall be effective. The interruption license to the CFF is an exclusive, worldwide license under the development program technology to manufacture, have manufactured, license, use, sell, offer to sell, and support the product in the field and includes financial conditions for both parties.
None of these events have occurred as of December 31, 2020.
14. Subsequent Events
Licensing Agreement
The Company entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard (the “Broad Institute”) in 2021 to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants. These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the λPEXTM mAb discovery and manufacturing production technology.
Pursuant to this agreement, the Company is obligated to pay to the Broad Institute an issue fee of $25,000, an annual license maintenance fee of $50,000 in 2022, and fees of $100,000 in 2023 and each year thereafter. Additionally, the Company is obligated to pay a royalty of a single digit percentage of all service income received from a customer for the manufacture, sale or transfer of CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants or end products, as well as a small royalty (a fraction of a percent) on end product net sales from use of any commercialized product that contains any small or large molecule made through the use of a CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants. The term of the license agreement continues until all patents and filed patent applications, included within the licensed Broad Institute patents, have expired or been abandoned.
Licensing and Product Discovery Agreement
The Company entered into an out-licensing and product discovery agreement with Kermode Biotechnologies, Inc. (“Kermode”). Kermode works on vaccines and mAbs for zoonotic viruses, which are animal viruses that have the ability to infect humans. Under the terms of this agreement, the activities of each party and the products discovered using the Company’s λPEXTM platform are structured as follow: Kermode will fund for one year the discovery of product candidates for African Swine Fever Virus (ASFV) based on its novel treatment strategy, with an option for swine influenza virus (SIV) and retains exclusive rights to mAbs and vaccines for veterinary uses discovered in the collaboration; and the Company to grant a non-exclusive license of its λPEXTM technology and apply the λPEXTM technology platform to discover vaccines and mAbs to ASFV and the Company exclusively retains rights to any products for human uses discovered in the collaboration. Pursuant to the agreement, the Company received $500,000 in March 2021 from Kermode upon agreement by both parties of a statement of work.
Securities Purchase Agreement
In March 2021, the Company entered into a Securities Purchase Agreement with certain institutional and individual investors, pursuant to which the Company agreed to offer, issue and sell to these investors, in a registered direct offering, an aggregate of 1,037,405 shares of the Company’s Common Stock for aggregate gross proceeds to the Company of approximately $7.0 million, before deducting estimated offering expenses payable by the Company.
In addition, in March 2021 the Company issued 124,789 shares of unregistered Common Stock to the Purchasers in the Company’s October 2020 offering pursuant to the anti-dilutive provisions of the October 2020 Purchase Agreement (see Note 8 and 9).