Form 10-K/A
period 2019-12-31
Aridis Pharmaceuticals, Inc.
filed 2021-04-30
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2019 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was approximately $58.8 million. For purposes of this disclosure, shares of common stock held by an officer, a director and an affiliated shareholder have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

On March 16, 2020, the registrant had 8,920,257 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Aridis Pharmaceuticals, Inc. (the “Company”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the revised certifications.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(3)	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Amendment No. 1 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 6, 2018 and incorporated herein by reference)
3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
3.4	Bylaws of the Registrant (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
3.5	Certificate of Correction to Amended and Restated Certificate of Incorporation (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
4.1**	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference)
10.1@	Aridis Pharmaceuticals, Inc. 2014 Equity Incentive Plan (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.2#	Exclusive and Non-Exclusive Patent License Agreement between the Registrant and the Public Health Service, dated July 11, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.3#	License and Option Agreement by and between the Registrant and Brigham Young University, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.4#	License Agreement by and between the Registrant and The University of Iowa Research Foundation, dated October 22, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.5#	First Amendment to License Agreement, by and between the Registrant and The University of Iowa Research Foundation, dated January 10, 2017 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.6#	Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated November 16, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.7#	First Amendment to Exclusive Patent License Agreement, by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 18, 2016 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.8#	Asset Purchase Agreement between the Registrant and Kenta Biotech Ltd., dated May 10, 2013 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.9#	Formulation Development Agreement between the Registrant and PATH Vaccine Solutions, dated June 1, 2007. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

Exhibit No.	Description
10.10#	Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., dated December 30, 2016. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.11#	Co-exclusive License Agreement between The University of Chicago and the Registrant, dated June 13, 2017. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.12#	License Agreement by and between the Registrant and Emergent Product Development Gaithersburg, Inc., dated January 6, 2010. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.13	Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Registrant, dated February 11, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.14	Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Registrant, dated July 2, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.15	License and Option Agreement, by and between Brigham Young University and the Registrant, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.16	Amendment to the Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.17	Amended and Restated Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.18#	Amendment No. 1 to the Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., effective November 26, 2018 (filed with the Registrant’s Annual Report on Form 10-K/A on June 12, 2019 and incorporated herein by reference)
10.19†	Option Agreement for Exclusive Product and Platform Technology License between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 16, 2019 (filed with the Registrant’s Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)
10.20	Stock Subscription Agreement between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 19, 2019 (filed with the Registrant’s Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)
10.21†	License, Development and Commercialization Agreement between Aridis Pharmaceuticals Inc. and Serum AMR Products, entered into as of September 27, 2019 (filed with the Registrant’s Current Report on Form 8-K on October 2, 2019 and incorporated herein by reference)
21.1**	Subsidiaries of the Registrant (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference)
23.1**	Consent of Independent Registered Public Accounting Firm (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference)
24.1**	Power of Attorney (included on signature page) (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference)

Exhibit No.	Description
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference)
101.INS**	XBRL Instance Document (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference).
101.SCH**	XBRL Taxonomy Extension Schema Document (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference).
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference).
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference).
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference).
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2019, filed with the SEC on April 8, 2020 and incorporated herein by reference).

*	Filed herewith.

**	Previously filed.

@	Indicates a management contract or any compensatory plan, contract or arrangement

#	Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of making such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: April 30, 2021	By:	/s/ Vu Truong Vu Truong Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)

	By:	/s/ Michael A. Nazak Michael A. Nazak Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Eric Patzer	Executive Chairman and Director	April 30, 2021

/s/ Vu Truong Vu Truong	Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	April 30, 2021

/s/ Michael A. Nazak Michael A. Nazak	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2021

* Robert R. Ruffolo	Director	April 30, 2021

* Craig Gibbs	Director	April 30, 2021

* John Hamilton	Director	April 30, 2021

* Susan Windham-Bannister	Director	April 30, 2021

* By:	/s/ Vu Truong
Vu Truong, Attorney-in-Fact