Form 10-Q/A
period 2020-03-31
Aridis Pharmaceuticals, Inc.
filed 2021-04-30
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38630

Aridis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2641188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

983 University Avenue, Bldg.B
Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

(408) 385-1742

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	ARDS	The Nasdaq Capital Market

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Aridis Pharmaceuticals, Inc. (the “Company”) for the fiscal quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the revised certifications.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

(3)	Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

101.INS**	XBRL Instance Document (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

101.SCH**	XBRL Taxonomy Extension Schema Document (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2020, filed with the SEC on May 12, 2020 and incorporated herein by reference).

*	Filed herewith.

**	Previously filed.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: April 30, 2021	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2021	By:	/s/ Michael A. Nazak
Michael A. Nazak, Chief Financial Officer
(Principal Financial Officer)

4