Form 10-Q
period 2021-03-31
Aridis Pharmaceuticals, Inc.
filed 2021-05-11
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38630

Aridis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2641188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

983 University Avenue, Bldg. B
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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at April 30, 2021 was 11,232,921.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,472	$8,232
Other receivables	494	368
Contract costs	1,979	1,973
Prepaid expenses	2,157	2,182
Total current assets	15,102	12,755
Property and equipment, net	1,382	1,258
Intangible assets, net	26	27
Restricted cash	500	500
Contract costs, non-current	84	90
Other assets	475	487
Total assets	$17,569	$15,117
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,207	$1,886
Accrued liabilities	1,588	1,330
Deferred revenue	19,306	18,748
Note payable	605	439
Other liabilities	91	37
Total current liabilities	24,797	22,440
Deferred revenue, non-current	796	854
Note payable, non-current	110	276
Other liabilities	421	228
Total liabilities	26,124	23,798
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2021 and December 31, 2020)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 11,232,921 and 10,065,727 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	1	1
Additional paid-in capital	121,437	114,420
Accumulated deficit	(129,993)	(123,102)
Total stockholders' deficit	(8,555)	(8,681)
Total liabilities and stockholders’ deficit	$17,569	$15,117

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$—	$—
Operating expenses:
Research and development	4,955	4,917
General and administrative	1,944	1,639
Total operating expenses	6,899	6,556
Loss from operations	(6,899)	(6,556)
Other income (expense):
Interest income, net	1	61
Other income	7	—
Share of loss from equity method investment	—	(9)
Net loss	$(6,891)	$(6,504)
Deemed dividends	$(986)	$—
Net loss available to common stockholders	$(7,877)	$(6,504)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	10,230,043	8,919,393
Net loss per share to common stockholders, basic and diluted	$(0.77)	$(0.73)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended March 31, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Deficit
Balances as of December 31, 2020	—	$—	10,065,727	$1	$114,420	$(123,102)	$(8,681)
Issuance of common stock in registered direct offering, net of issuance costs	—	—	1,037,405	—	6,417	—	6,417
Deemed dividends	—	—	124,789	—	—	—	—
Issuance of common stock for consulting services	—	—	5,000	—	33	—	33
Stock-based compensation	—	—	—	—	567	—	567
Net loss	—	—	—	—	—	(6,891)	(6,891)
Balances as of March 31, 2021	—	$—	11,232,921	$1	$121,437	$(129,993)	$(8,555)

	Three Months Ended March 31, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Dollars	Capital	Deficit	Deficit
Balances as of December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636
Exercise of stock options	—	—	4,913	—	14	—	14
Stock-based compensation	—	—	—	—	477	—	477
Net loss	—	—	—	—	—	(6,504)	(6,504)
Balances as of March 31, 2020	—	$—	8,923,374	$1	$104,895	$(107,273)	$(2,377)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,891)	$(6,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	84
Stock-based compensation expense	567	477
Issuance of common stock in exchange for consulting services	33	—
Share of loss from equity method investment	—	9
Changes in operating assets and liabilities:
Other receivables	63	153
Prepaid expenses	25	1,141
Contract costs	—	(488)
Accounts payable	1,238	226
Accrued liabilities and other	367	328
Deferred revenue	500	—
Net cash used in operating activities	(4,007)	(4,574)
Cash flows from investing activities:
Purchase of property and equipment	(335)	(13)
Net cash used in investing activities	(335)	(13)
Cash flows from financing activities:
Proceeds from issuance of common stocks, net	6,582	—
Proceeds from stock option exercises	—	14
Net cash provided by financing activities	6,582	14
Net increase (decrease) in cash, cash equivalents and restricted cash	2,240	(4,573)
Cash, cash equivalents and restricted cash at:
Beginning of period	8,732	20,897
End of period	$10,972	$16,324
Supplemental cash flow disclosures:
Cash paid for taxes	$—	$2
Supplemental noncash investing and financing activities:
Property and equipment additions	$109	$—
Stock issuance costs	$154	$—

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements (unaudited) include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements (unaudited) have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements (unaudited) reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2021.

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

COVID-19

The COVID-19 outbreak in the United States has caused business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain. The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activations, and depending on the rate of resolution of the on-going COVID-19 pandemic, it could further delay the progress of the Company’s clinical trials.

Going Concern

The Company had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2021 and the year ended December 31, 2020. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs.

The Company’s research and development expenses and resulting cash burn during the three months ended March 31, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis and the preclinical development of AR-712 COVID-19 mAb. Current development activities are focused on AR-301, AR-501 and AR-712. We expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

The on-going COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

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

Customer Risk

There was no revenue during the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, there were no accounts receivable.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of checking account and money market fund account balances. Restricted cash consists of deposits for a letter of credit that the Company has provided to secure its obligations under its facility lease.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$10,472	$8,232
Restricted cash	500	500
Total cash, cash equivalents and restricted cash	$10,972	$8,732

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021 and December 31, 2020, there were no accounts receivable and allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2021 and December 31, 2020.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the three months ended March 31, 2021 and 2020, there was no amortization of the contract assets and there have been no impairments as of March 31, 2021.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 (see Note 6).

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

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available. The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense.

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

In March 2021, the Company issued 124,789 dividend shares to certain common stockholders with a fair value of approximately $986,000 (see Note 8) which is included in the net loss available to common stockholders’ for the three months ended March 31, 2021 in the below table.

For the three months ended March 31, 2021 and 2020, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	March 31,
Numerator:	2021	2020
	(unaudited)	(unaudited)
Net loss available to common stockholders (basic and diluted)	$(7,877)	$(6,504)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	10,230,043	8,919,393

Net loss per share to common stockholders, basic and diluted	$(0.77)	$(0.73)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,680,939	1,373,409
Common stock warrants	2,052,128	1,733,322
	3,733,067	3,106,731

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

Recently Issued Accounting Pronouncements not yet adopted as of March 31, 2021

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

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Lab equipment	$2,205	$2,200
Computer equipment and software	25	25
Construction in progress	397	188
Total property and equipment	2,627	2,413
Less: Accumulated depreciation	(1,245)	(1,155)
Property and equipment, net	$1,382	$1,258

Depreciation expense was approximately $90,000 and $83,000 for the three months ended March 31, 2021 and 2020, respectively.

In October 2020, the Company entered into a new lease agreement for its new headquarters facility in Los Gatos, California (see Note 11). The Company moved into the new facility in December 2020 and recorded approximately $397,000 and $188,000 as of March 31, 2021 and December 31, 2020, respectively, in construction in progress related to leasehold improvements made by the Company related to the new facility.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(55)	(54)
Intangible assets, net	$26	$27

Amortization expense was approximately $1,000 for both three month periods ended March 31, 2021 and 2020.

Licenses

The Broad Institute of MIT and Harvard — Non-Exclusive Manufacturing Licensing Agreement

The Company entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard (the “Broad Institute”) in January 2021 to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants.  These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the ʎPEXTM mAb discovery and manufacturing production technology.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Research and development services	$1,012	$872
Payroll related expenses	275	279
Professional services and other	301	179
Accrued liabilities	$1,588	$1,330

5. Equity Method Investment

On February 11, 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a related party, principal shareholder of the Company, and a Chinese entity (“Hepalink”), to develop and commercialize products for infectious diseases. Under the terms of the JV Agreement, the Company contributed $1.0 million and the license of its technology relating to the Company’s AR-101 and AR-301 product candidates for use in the joint venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd. (the “JV Entity”) in the territories of the Republic of China, Hong Kong, Macau and Taiwan (the “Territory”) and initially owns 49% of the JV Entity. On July 2, 2018, the JV Entity received final approval from the government of the People’s Republic of China. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105 (see Note 10).

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

The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. The Company recognized losses from the operations of the JV Entity of approximately $0 and $9,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company’s equity method investment in the JV Entity was $0.

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

As of the adoption date of ASC 606 on January 1, 2019 (the “Adoption Date”), the Company identified the following promises with regards to the clinical research activities under the CFF Agreement that represent an initial contract of: a) Phase 1 single ascending dose (“SAD”) clinical trial, which consists of the satisfied development-based milestones and one development-based milestone in progress which was accounted for as a single performance obligation; and contingent promises of: b) Phase 1 multiple ascending dose (“MAD”) clinical trial, which consists of one development-based milestone that had not yet been started, and c) Phase 2a clinical trial, which consists of four development-based milestones that had not yet been started. Of these promises, the Phase 1 SAD clinical trial was determined to be a distinct performance obligation as of the Adoption Date. For the clinical research activities related to the Phase 1 MAD clinical trial and the Phase 2a clinical trial that had not yet been started, the Company was contingently obligated to perform these clinical research activities only after the previous milestones, which achievement was uncertain, had been met.

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

The Company determined that the consideration for the Phase 1 SAD clinical trial contract included several development-based milestones, which had been achieved as of the Adoption Date, totaling approximately $1.7 million, and the one development-based milestone in progress as of the Adoption Date of $1.0 million became probable during the quarter ended March 31, 2019. Prior to March 31, 2019, the amount of the one development-based milestone in progress as of the Adoption Date could not be included in the transaction price as it was contingent on successful completion of Phase 1 SAD clinical trial, and it was not probable that significant reversal of cumulative revenue recognized would not occur if this milestone were included in the transaction price.

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

The Company determined as of March 31, 2021, the transaction price for the Phase 2a clinical trial contract was zero as none of the four development-based milestones, which consideration totals approximately $3.8 million, could be included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these milestones were included.

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

For the three months ended March 31, 2021 and 2020, the Company did not recognize any revenue from the CFF Agreement.

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

Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. The Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders’ equity within the Company’s consolidated balance sheet as of December 31, 2019. The Company allocated the net $4.6 million from the equity investment, after deducting commissions and offering costs, to the License Agreement. Therefore, the Company recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At March 31, 2021 and December 31, 2020 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2021, and therefore, no revenue related to the License Agreement was recognized for the three months ended March 31, 2021 and, 2020.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.8 million and $18.7 million to deferred revenue, current, and approximately $796,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $84,000 and $90,000 is classified as noncurrent, as of March 31, 2021 and December 31, 2020, respectively.

Kermode Licensing and Product Discovery Agreement

In February 2021, the Company entered into an out-licensing and product discovery agreement, and a statement of work, collectively (the “Kermode Agreement”), with Kermode Biotechnologies, Inc (“Kermode”). Under the terms of this agreement, Kermode will fund for one year the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). Kermode also received exclusive rights to all mAbs and vaccines discovered for veterinary uses and rights to a non-exclusive license to use the Company’s ʎPEX technology platform for further development activities. The Company retained exclusive rights to mAbs and vaccines discovered for human uses. In March 2021, the Company received a nonrefundable upfront payment of $500,000 and will receive two milestone payments of $250,000 each from Kermode after certain research and development phases in the agreement are completed. The Kermode Agreement defines four phases of research and development activities. The Company is also entitled to royalty payments based on future net sales if Kermode is ultimately successful in commercializing product candidates.

The Kermode Agreement is within the scope of ASC 606 as the parties have a customer/vendor relationship and are not exposed equally to the risks and rewards of the activities contemplated in the Kermode Agreement. The Company identified the following promises under the Kermode Agreement: 1) research and development services, and 2) license rights of the ʎPEX Platform and mAbs and vaccines (“Program IP”). The Company determined that these promises are not distinct from each other, and therefore represent one performance obligation.

As of March 31, 2021, the transaction price of the Kermode Agreement was $500,000, consisting of the nonrefundable upfront payment. The two milestone payments, totaling $500,000, and potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payments and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

The Company determined that the one performance obligation under the Kermode Agreement should be recognized over time. At each reporting period, the amount of revenue to recognize will be calculated using the input method (cost-to-cost), by comparing cumulative costs incurred to the total estimated costs to perform all four phases of the research and development activities, and applying that percentage of completion to the transaction price. The Company believes this method best depicts the transfer of control to the customer, which occurs as the costs related to the research and development activities are incurred.

The Company did not recognize any revenue related to the Kermode Agreement for the three months ended March 31, 2021.  Accordingly, the Company has recorded the nonrefundable upfront payment of $500,000 to deferred revenue, current, on its condensed consolidated balance sheets as of March 31, 2021.

7. Paycheck Protection Program Loan

The Company applied for and received a loan, which is in the form of a note dated May 1, 2020, from Silicon Valley Bank (“SVB”) in the aggregate amount of approximately $715,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”). The Company believes in good faith that it met the loan eligibility requirements of the PPP Loan. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgiven as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered period.

The Loan is payable over two years at an interest rate of 1% per annum, with an estimated deferral of payments until mid-2021. The Company is required to pay principal and interest on the Loan in equal monthly installments estimated to begin in mid-2021 and the outstanding interest balance accrued during the deferral period is to be paid on the maturity date, which is May 1, 2022. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Loan contains events of default (as defined in the PPP Loan agreement), in which the occurrence could result in the acceleration of all amounts due under the Loan. As of March 31, 2021, there were no events of default under the PPP Loan.

The Company believes in good faith that it met the loan eligibility requirements and forgiveness requirements of the PPP Loan. The Company’s Loan forgiveness application was submitted to the Small Business Administration (“SBA”) in October 2020 and the Company expects to meet the forgiveness criteria. Since the forgiveness of the Loan is outside the Company’s control, the Company has accounted for its PPP Loan as debt. If the PPP Loan is ultimately forgiven and the Company is legally released from being the Loan’s primary obligor, the extinguishment of the liability will be recognized in the Company’s condensed consolidated statement of operations as an extinguishment of debt gain.

At March 31, 2021 and December 31, 2020, the Company recognized the entire amount of the PPP Loan proceeds of approximately $715,000 as a note payable. At March 31, 2021, the Company classified approximately $605,000 as current and $110,000 as noncurrent, and at December 31, 2020, classified approximately $439,000 as current and $276,000 as noncurrent, in its condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $2,000 and $0, respectively, in interest expense in its condensed consolidated statements of operations.

Future payments on the Loan as of March 31, 2021, if the Loan is not forgiven, are as follows (in thousands):

Period ending:
Nine months ending December 31, 2021	$442
Year ending December 31, 2022	284
Total minimum payments	726
Less amount representing interest	(11)
Loan, gross	$715

8. Common Stock

As of March 31, 2021 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	2,052,128
Shares reserved for exercise of outstanding options to purchase common stock	1,680,939
Shares reserved for issuance of future options	454,178
Total	4,187,245

Securities Purchase Agreement

In March 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Securities Purchase Agreement”) with certain institutional and individual investors (the “Purchasers”), pursuant to which the Company agreed to offer, issue and sell to the Purchasers, in a registered direct offering, an aggregate of 1,037,405 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) for aggregate gross proceeds to the Company of approximately $7.0 million, and after deducting commissions and offering costs, net proceeds were approximately $6.4 million.

In October 2020, shares of Common Stock were sold in a registered direct offering in which each share contains a price based anti-dilution rights. If the Company issues additional securities at a purchase price less than the purchase price paid by these respective holders, the Company shall issue additional common shares equal to the difference of the number of common shares that each respective shareholder would have received if they paid the subsequent lower price, and the number of shares each respective shareholder originally received. As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, the Company was obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in the Company’s October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, the Company issued 124,789 dividend shares to its common stockholders with a fair value of approximately $986,000 which the Company recorded as a credit to additional paid-in capital and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s condensed consolidated statement of changes in stockholders’ deficit for the three months ended March 31, 2021.

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

Stock option activity for the three months ended March 31, 2021 is represented in the following table:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 2020	584,161	1,550,956	$9.43
Additional shares reserved	—	—	—
Options granted	(140,800)	140,800	7.84
Options exercised	—	—	—
Options cancelled	10,817	(10,817)	10.20
Balances at March 31, 2021	454,178	1,680,939	$9.29

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three months ended March 31, 2021 and 2020 were estimated using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	6.00	6.00
Expected volatility	100%	84% - 94%
Risk-free interest-rate	0.75%	0.51% - 1.73%
Dividend yield	0%	0%

During the three months ended March 31, 2021 and 2020, the Company granted options to purchase 140,800 shares and 28,500 shares with a weighted-average grant date fair value of $5.13 and $3.60 per share, respectively.

There were no options exercised during the three months ended March 31, 2021. There were 4,913 options exercised during the three months ended March 31, 2020, and the aggregate intrinsic value of these options exercised was approximately $17,000.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Research and development	$160	$145
General and administrative	407	332
Total	$567	$477

As of March 31, 2021, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $3.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.3 years.

10. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended March 31, 2021 and 2020, the Company recorded approximately $33,000 and $72,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of March 31, 2021 and December 31, 2020, the Company recorded approximately $33,000 and $3,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

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

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2021, and therefore, no revenue related to the License Agreement was recognized for the three months ended March 31, 2021 and, 2020.  The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.8 million and $18.7 million to deferred revenue, current, and approximately $796,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $84,000 and $90,000 is classified as noncurrent, as of March 31, 2021 and December 31, 2020, respectively.

11. Commitments and Contingencies

Facility Lease

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five year term with a three year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord which is classified as restricted cash, noncurrent, in the Company’s condensed consolidated balance sheet.

The future minimum lease payments for the new facility as of March 31, 2021 are as follows (in thousands):

Period ending:
Nine months ending December 31, 2021	$444
Year ending December 31, 2022	610
Year ending December 31, 2023	628
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Total	$3,051

Rent expense was approximately $162,000 and $102,000 for the three months ended March 31, 2021 and 2020, respectively. The Company has recorded approximately $76,000 and $37,000 to deferred rent and lease incentive obligation, classified as current other liabilities, and approximately $414,000 and $223,000 to deferred rent and lease incentive obligation, classified as noncurrent other liabilities, on its condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2021 and December 31, 2020, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings for legal complaints filed during the year ended December 31, 2020, and as of March 31, 2021, there were no other pending legal proceedings.

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

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of March 31, 2021 and December 31, 2020.

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

None of these events have occurred as of March 31, 2021.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and will receive additional milestone payments from Kermode as certain phases defined in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a single digit percentage royalty of net sales from those products. None of these events occurred as of March 31, 2021.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”), contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on March 30, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Our lead product candidate, AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP. The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activation. Depending on the rate of resolution of the on-going COVID-19 pandemic, we provisionally expect to report an interim futility analysis in the second half of 2021. Currently enrollment completion and top-line data are projected to occur in the first half of 2022.

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

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR-712 and AR-501. Our expenses and resulting cash burn during the three months ended March 31, 2021 and year ended December 31, 2020, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-712 COVID-19 mAb, and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $6.9 million and $22.3 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. As of March 31, 2021 we had approximately $10.5 million of cash and cash equivalents and had an accumulated deficit of approximately $130.0 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

We have not yet achieved commercialization of our products and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, license agreements, fees for services performed, issuances of convertible debt and the sale of our common and preferred stock. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

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

The significant accounting policies used in the preparation of our condensed consolidated financial statements are as follows:

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three months ended March 31, 2021 and 2020, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Going Concern

We assess and determine our ability to continue as a going concern under the provisions of ASC 205-40, Presentation of Financial Statements—Going Concern, which requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our annual and interim condensed consolidated financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting.

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for at least the one-year period following our condensed consolidated financial statements issuance date, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to our condensed consolidated financial statements to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Revenue:	2021	2020	Change $
	(unaudited)	(unaudited)
Grant revenue	$—	$—	$—
Operating expenses:
Research and development	4,955	4,917	38
General and administrative	1,944	1,639	305
Total operating expenses	6,899	6,556	343
Loss from operations	(6,899)	(6,556)	(343)
Other income (expense):
Interest income, net	1	61	(60)
Other income	7	—	7
Share of loss from equity method investment	—	(9)	9
Net loss	$(6,891)	$(6,504)	$(387)

Grant Revenue. Grant revenue was zero for the three month periods ended March 31, 2021 and 2020.

Research and Development Expenses. Research and development expenses increased by approximately $38,000 from approximately $4.9 million for the three months ended March 31, 2020 to approximately $5.0 million for the three months ended March 31, 2021 due primarily to:

•	an increase of approximately $0.3 million in spending on other research and development activities;

•	an increase of approximately $0.1 million in spending on research and development activities for our COVID-19 programs; and

•	an increase of approximately $0.1 million in personnel, consulting and other related costs.

These increases were partially offset by:

•	a decrease of approximately $0.4 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program; and

•	a decrease of approximately $0.1 million in spending on clinical trial activities and drug manufacturing expenses as we continue to wind-down the Phase 2 study of our AR-105 program that was terminated during 2019.

General and Administrative Expenses.    General and administrative expenses increased by approximately $305,000 from approximately $1.6 million for the three months ended March 31, 2020 to approximately $1.9 million for the three months ended March 31, 2021 which was due primarily to increases in personnel related costs, including stock based compensation, professional service fees, and Delaware franchise taxes.

Interest Income, Net. Interest income, net decreased by approximately $60,000 from $61,000 for the three months ended March 31, 2020 to $1,000 for the three months ended March 31, 2021. The decrease is primarily due to lower average cash balances during the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020.

Other Income. Other income increased by approximately $7,000 from zero for the three months ended March 31, 2020 to approximately $7,000 for the three months ended March 31, 2021. The increase was primarily related to sublease income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility. There was no sublease agreement or related income during the quarter ended March 31, 2020.

Share of Loss in Equity Method Investment.    Loss from equity method investment decreased by approximately $9,000 from $9,000 for the three months ended March 31, 2020 to zero for the three months ended March 31 2021 which was due to there being no share of losses from our equity method investment recorded in the first quarter of 2021 as the net book value of the investment has been zero since March 31, 2020.

Liquidity, Capital Resources and Going Concern

As of March 31, 2021 we had approximately $10.5 million of cash and cash equivalents and had an accumulated deficit of approximately $130.0 million.

In March 2021, we entered into a Securities Purchase Agreement with certain institutional and individual investors, pursuant to which we agreed to offer, issue and sell to these investors, in a registered direct offering, an aggregate of 1,037,405 shares of our common stock for aggregate gross proceeds to us of approximately $7.0 million, and after deducting commissions and offering costs, net proceeds were approximately $6.4 million.

As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, we were obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in our October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, we issued 124,789 dividend shares to our common stockholders with a fair value of approximately $986,000 which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our condensed consolidated statement of changes in stockholders’ deficit for the three months ended March 31, 2021.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2021 and the year ended December 31, 2020. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Three Months Ended March 31,
Net cash provided by (used in):	2021	2020
	(unaudited)	(unaudited)
Operating activities	$(4,007)	$(4,574)
Investing activities	(335)	(13)
Financing activities	6,582	14
Net increase (decrease) in cash and cash equivalents	$2,240	$(4,573)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $4.0 million for the three months ended March 31, 2021, which was primarily due to our net loss of approximately $6.9 million. The cash used in operating activities was partially offset by an increase of approximately $1.2 million in accounts payable, an increase of approximately $500,000 in deferred revenue, resulting from the Kermode Agreement, an increase of approximately $367,000 in accrued liabilities and other, and a decrease of approximately $88,000 in prepaids and other receivables, and the non-cash charges of approximately $567,000 related to stock-based compensation and approximately $91,000 in depreciation and amortization.

Net cash used in operating activities was approximately $4.6 million for the three months ended March 31, 2020, which was primarily due to our net loss of approximately $6.5 million and an increase of approximately $488,000 in capitalized contract costs, resulting from the SAMR License Agreement. The cash used in operating activities was partially offset by an decrease of approximately $1.1 million in prepaid expenses, an increase of approximately $328,000 in accrued liabilities, an increase of approximately $226,000 in accounts payable and a decrease of approximately $153,000 in other receivables, and the non-cash charges of approximately $477,000 related to stock-based compensation, approximately $84,000 in depreciation and amortization, and approximately $9,000 from the loss on our equity method investment.

Cash Flows from Investing Activities.

Net cash used in investing activities of approximately $335,000 during the three months ended March 31, 2021, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility during the first quarter of 2021.

Net cash used in investing activities of approximately $13,000 for the three months ended March 31, 2020 was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $6.6 million during the quarter ended March 31, 2021 was due to net proceeds received from a registered direct offering of our common stock in March 2021.

Net cash provided by financing activities of approximately $14,000 during the year ended March 31, 2020 was from net proceeds received from stock option exercises during the first quarter of 2020.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of March 31, 2021” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our internal control over financial reporting was effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed on February 18, 2020 in the New York State Supreme Court against us by an investor who invested in our preferred stock in July 2017 which was prior to our initial public offering in August 2018.  The complaint alleges, among other things, that we breached our contract and fiduciary duty, by not issuing additional securities to the investor as a result of our initial public offering.  The plaintiff is asking for approximately $277,000 in compensatory damages.  The parties are currently in fact discovery. We believe that all of the claims in the complaint are without merit and intend to defend vigorously against them.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Securities Purchase Agreement dated March 15, 2021 by and between Aridis Pharmaceuticals, Inc. and the Purchasers (filed with the Registrant’s Current Report on Form 8-K on March 15, 2021 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: May 11, 2021	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2021	By:	/s/ Michael A. Nazak
Michael A. Nazak, Chief Financial Officer
(Principal Financial Officer)