Form 10-Q
period 2021-06-30
Aridis Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at July 31, 2021 was 12,119,436.

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANICAL STATEMENTS (UNADUITED)

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,592	$8,232
Other receivables	137	368
Contract costs	1,979	1,973
Prepaid expenses	3,229	2,182
Total current assets	8,937	12,755
Property and equipment, net	1,367	1,258
Intangible assets, net	24	27
Restricted cash	500	500
Contract costs, non-current	84	90
Other assets	475	487
Total assets	$11,387	$15,117
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,464	$1,886
Accrued liabilities	1,851	1,330
Deferred revenue	19,273	18,748
Note payable	—	439
Other liabilities	92	37
Total current liabilities	23,680	22,440
Deferred revenue, non-current	796	854
Note payable, non-current	—	276
Other liabilities	398	228
Total liabilities	24,874	23,798
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 11,234,480 and 10,065,727 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	1	1
Additional paid-in capital	121,995	114,420
Accumulated deficit	(135,483)	(123,102)
Total stockholders' deficit	(13,487)	(8,681)
Total liabilities and stockholders’ deficit	$11,387	$15,117

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$—	$1,000	$—	$1,000
License revenue	33	—	33	—
Total revenue	33	1,000	33	1,000
Operating expenses:
Research and development	4,573	3,647	9,528	8,564
General and administrative	1,694	1,583	3,638	3,222
Total operating expenses	6,267	5,230	13,166	11,786
Loss from operations	(6,234)	(4,230)	(13,133)	(10,786)
Other income (expense):
Interest income, net	—	10	1	71
Other income	22	—	29	—
Gain on extinguishment of Paycheck Protection Program loan	722	—	722	—
Share of loss from equity method investment	—	—	—	(9)
Net loss	$(5,490)	$(4,220)	$(12,381)	$(10,724)
Deemed dividends	$—	$—	$(986)	$—
Net loss available to common stockholders	$(5,490)	$(4,220)	$(13,367)	$(10,724)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	11,233,572	8,923,374	10,734,580	8,921,383
Net loss per share to common stockholders, basic and diluted	$(0.49)	$(0.47)	$(1.25)	$(1.20)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended June 30, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of March 31, 2021	—	$—	11,232,921	$1	$121,437	$(129,993)	$(8,555)
Exercise of stock options	—	—	1,559	—	5	—	5
Stock-based compensation	—	—	—	—	553	—	553
Net loss	—	—	—	—	—	(5,490)	(5,490)
Balances as of June 30, 2021	—	$—	11,234,480	$1	$121,995	$(135,483)	$(13,487)

	Three Months Ended June 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of March 31, 2020	—	$—	8,923,374	$1	$104,895	$(107,273)	$(2,377)
Stock-based compensation	—	—	—	—	523	—	523
Net loss	—	—	—	—	—	(4,220)	(4,220)
Balances as of June 30, 2020	—	$—	8,923,374	$1	$105,418	$(111,493)	$(6,074)

	Six Months Ended June 30, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2020	—	$—	10,065,727	$1	$114,420	$(123,102)	$(8,681)
Issuance of common stock in registered direct offering, net of issuance costs	—	—	1,037,405	—	6,417	—	6,417
Deemed dividends	—	—	124,789	—	—	—	—
Issuance of common stock for consulting services	—	—	5,000	—	33	—	33
Exercise of stock options	—	—	1,559	—	5	—	5
Stock-based compensation	—	—	—	—	1,120	—	1,120
Net loss	—	—	—	—	—	(12,381)	(12,381)
Balances as of June 30, 2021	—	$—	11,234,480	$1	$121,995	$(135,483)	$(13,487)

	Six Months Ended June 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636
Exercise of stock options	—	—	4,913	—	14	—	14
Stock-based compensation	—	—	—	—	1,000	—	1,000
Net loss	—	—	—	—	—	(10,724)	(10,724)
Balances as of June 30, 2020	—	$—	8,923,374	$1	$105,418	$(111,493)	$(6,074)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(12,381)	$(10,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	167
Stock-based compensation expense	1,120	1,000
Issuance of common stock in exchange for consulting services	33	—
Gain on extinguishment of Paycheck Protection Program loan	(722)	—
Share of loss from equity method investment	—	9
Changes in operating assets and liabilities:
Accounts receivable	—	(1,000)
Other receivables	421	61
Prepaid expenses	(1,047)	1,548
Contract costs	—	(488)
Other assets	—	(15)
Accounts payable	698	(44)
Accrued liabilities and other	613	(311)
Deferred revenue	467	—
Net cash used in operating activities	(10,614)	(9,797)
Cash flows from investing activities:
Purchase of property and equipment	(459)	(17)
Net cash used in investing activities	(459)	(17)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,428	—
Proceeds from Paycheck Protection Program loan	—	715
Proceeds from stock option exercises	5	14
Net cash provided by financing activities	6,433	729
Net decrease in cash, cash equivalents and restricted cash	(4,640)	(9,085)
Cash, cash equivalents and restricted cash at:
Beginning of period	8,732	20,897
End of period	$4,092	$11,812
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2
Supplemental noncash investing and financing activities:
Property and equipment additions	$61	$—

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements (unaudited) have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements (unaudited) reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2021.

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

COVID-19

The COVID-19 outbreak in the United States has caused business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activations, and depending on the rate of resolution of the on-going COVID-19 pandemic, it could further delay the progress of the Company’s clinical trials. At this point, however, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

Going Concern

The Company has had recurring losses from operations since inception and negative cash flows from operating activities during the three and six months ended June 30, 2021 and the year ended December 31, 2020. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs.

The Company’s research and development expenses and resulting cash burn during the six months ended June 30, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis and the preclinical development of AR-712 COVID-19 mAb. Current development activities are focused on AR-301, AR-501 and AR-712. We expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

The on-going COVID-19 pandemic is affecting the United States and global economies. The pandemic has affected the Company, and is likely to continue to affect the Company and its third parties, on which the Company relies on, by causing disruptions in the supply of the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

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

Customer Risk

For the three and six months ended June 30, 2021, one customer accounted for 100% of total revenue, and for the three and six months ended June 30, 2020, another customer accounted for 100% of total revenue. Both customers are located in the United States. As of June 30, 2021 and December 31, 2020, there were no accounts receivable.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$3,592	$8,232
Restricted cash	500	500
Total cash, cash equivalents and restricted cash	$4,092	$8,732

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021 and December 31, 2020, there were no accounts receivable and allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of June 30, 2021 and December 31, 2020.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the three and six months ended June 30, 2021 and 2020, there was no amortization of the contract assets and there have been no impairments as of June 30, 2021.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 (see Note 6).

Research and Development

Research and development costs are expensed to operations as incurred. Our research and development expenses consist primarily of:

●	salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions;
●	fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial material management and statistical compilation and analyses;
●	costs related to acquiring and manufacturing clinical trial materials;
●	costs related to compliance with regulatory requirements; and
●	payments related to licensed products and technologies.

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

In March 2021, the Company issued 124,789 dividend shares to certain common stockholders with a fair value of approximately $986,000 (see Note 8) which is included in the net loss available to common stockholders’ for the six months ended June 30, 2021 in the below table.

For the three and six months ended June 30, 2021 and 2020, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss available to common stockholders (basic and diluted)	$(5,490)	$(4,220)	$(13,367)	$(10,724)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	11,233,572	8,923,374	10,734,580	8,921,383

Net loss per share to common stockholders, basic and diluted	$(0.49)	$(0.47)	$(1.25)	$(1.20)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,746,090	1,517,301
Common stock warrants	2,052,128	1,733,322
	3,798,218	3,250,623

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

Recently Issued Accounting Pronouncements not yet adopted as of June 30, 2021

Accounting Standards Update 2016-02 and 2018-11

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the “new lease standard”) require an entity to recognize a lease liability and a right-of-use asset on the consolidated balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842)—Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, FASB issued ASU 2019-01, Codification improvements, which provides clarification on implementation issued associated with adopting ASU 2016-02. ASU 2019-01 enhances the guidance in ASC 842 surrounding the fair value of underlying assets for lessors, presentation of sales-type and direct financing leases on the condensed consolidated statement of cash flows, and transition guidance surrounding accounting changes and error corrections.

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

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (ASC 326)”, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. For public business entities, ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s condensed consolidated financial statements and disclosures.

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

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Lab equipment	$2,216	$2,200
Computer equipment and software	25	25
Construction in progress	462	188
Total property and equipment	2,703	2,413
Less: Accumulated depreciation	(1,336)	(1,155)
Property and equipment, net	$1,367	$1,258

Depreciation expense was approximately $91,000 and $83,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $181,000 and $165,000 for the six months ended June 30, 2021 and 2020, respectively.

In October 2020, the Company entered into a new lease agreement for its new headquarters facility in Los Gatos, California (see Note 11). The Company moved into the new facility in December 2020 and recorded approximately $462,000 and $188,000 as of June 30, 2021 and December 31, 2020, respectively, in construction in progress related to leasehold improvements made by the Company related to the new facility.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(57)	(54)
Intangible assets, net	$24	$27

Amortization expense was approximately $2,000 and $1,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately $3,000 and $2,000 for the six months ended June 30, 2021 and 2020, respectively

Licenses

The Broad Institute of MIT and Harvard — Non-Exclusive Manufacturing Licensing Agreement

The Company entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard University (the “Broad Institute”) in January 2021 to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants. These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the ʎPEXTM mAb discovery and manufacturing production technology.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Research and development services	$1,178	$872
Payroll related expenses	365	279
Professional services and other	308	179
Accrued liabilities	$1,851	$1,330

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

The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of zero. The Company recognized losses from the operations of the JV Entity of zero and $9,000 for the six months ended June 30, 2021 and 2020, respectively. The Company did not recognize any losses from the operations of the JV Entity for the three months ended June 30, 2021 and 2020, as the net book value of the equity method investment has been zero since March 31, 2020.

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

The Company determined as of June 30, 2021, the transaction price for the Phase 2a clinical trial contract was zero as none of the four development-based milestones, which consideration totals approximately $3.8 million, could be included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these milestones were included.

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

For the three and six months ended June 30, 2021, the Company did not recognize any revenue from the CFF Agreement. For the three and six months ended June 30, 2020, the Company recognized $1.0 million in revenue from the CFF Agreement, mainly due to the achievement of one development-based milestone related to the Phase 1 MAD clinical trial in the second quarter of 2020.

Serum License Agreement

In July 2019, the Company and Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, entered into an option agreement which granted SIBV the option to license multiple programs from the Company and access the Company’s MabIgX® platform technology for asset identification and selection. The Company received an upfront cash payment of $5.0 million upon execution of this option agreement. In connection with the option agreement, SIBV made an equity investment whereby the Company issued 801,820 shares of its restricted common stock in a private placement to SIBV for total gross proceeds of $10.0 million. As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company.

In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “License Agreement”). Under the License Agreement, the Company received upfront payments totaling $15.0 million, of which $5.0 million was received in July 2019 through the option agreement referred to above. Pursuant to the License Agreement, the Company granted to SAMR exclusive licenses, and rights to sublicense, certain patent rights and technology related know-how to the Company’s products AR-301, AR-105, AR-101 and AR-201 in certain territories as defined in the License Agreement (the “licenses and know-how”), and granted SAMR an option for the Company to provide research services using its MabIgX® platform technology for the identification of up to five (5) candidates including product development of these identified candidates and an exclusive license of these products in certain territories (the “research and development option”). Further, under the License Agreement the Company will provide development support related to the licensed products in order to assist SAMR in its efforts around the licensed products in SAMR’s authorized territories which will be performed under the direction of a Joint Steering Committee (“JSC”) which the Company will participate in (collectively, “development support services”). In addition, under the License Agreement, SAMR was granted an exclusive manufacturing license option as the initial license granted above does not allow for manufacturing of certain products. This manufacturing option provides incremental rights related to these products beyond what is granted as part of the licensing discussed above (the “manufacturing rights option”). If a third party sublicensee of AR-301, AR-105 and AR-101 wishes to manufacture these products by itself for the territory for which it has a license from the Company, then the Company shall have the right to buy back the manufacturing rights for all territories outside of the certain territories by paying to SAMR $5.0 million.

Given the equity investment by SIBV was negotiated in conjunction with the option agreement, which resulted in the execution of the License Agreement, all arrangements were evaluated as a single agreement and amounts were allocated to the elements of the arrangement based on their fair value. The Company recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders’ equity within the Company’s consolidated balance sheet as of December 31, 2019. The Company allocated the net $4.6 million from the equity investment, after deducting commissions and offering costs, to the License Agreement. Therefore, the Company recorded approximately $19.6 million to deferred revenue based on the $15.0 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At June 30, 2021 and December 31, 2020 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

The Company determined that the transaction price under the License Agreement was $19.6 million, consisting of the $15.0 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation as noted above, which was allocated among the performance obligations and material promises based on their respective related standalone selling prices. The Company allocated the $19.6 million transaction price to the following: approximately $14.5 million to the licenses and know-how; approximately $79,000 to the development support services; approximately $892,000 to the research and development option; and approximately $4.1 million to the manufacturing rights option.

The Company determined that the intellectual property licensed under the License Agreement represents functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time upon satisfying the performance obligations. The Company will satisfy the performance obligations upon transfer of the licenses and know-how to SAMR, and expects to satisfy these performance obligations during the second half of 2021.

The Company determined that no performance obligations or material promises were satisfied as of June 30, 2021, and therefore, no revenue related to the License Agreement was recognized for the three and six months ended June 30, 2021 and 2020. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.8 million and $18.7 million to deferred revenue, current, and approximately $796,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $84,000 and $90,000 is classified as noncurrent, as of June 30, 2021 and December 31, 2020, respectively.

Kermode Licensing and Product Discovery Agreement

In February 2021, the Company entered into an out-licensing and product discovery agreement, and a statement of work (collectively, the “Kermode Agreement”) with Kermode Biotechnologies, Inc. (“Kermode”). Under the terms of this agreement, Kermode will fund for one year the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). Kermode also received exclusive rights to all mAbs and vaccines discovered for veterinary uses and rights to a non-exclusive license to use the Company’s ʎPEX technology platform for further development activities. The Company retained exclusive rights to mAbs and vaccines discovered for human uses. In March 2021, the Company received a nonrefundable upfront payment of $500,000 and will receive two milestone payments of $250,000 each from Kermode after certain research and development phases in the agreement are completed. The Kermode Agreement defines four phases of research and development activities. The Company is also entitled to royalty payments based on future net sales if Kermode is ultimately successful in commercializing product candidates.

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

As of June 30, 2021, the transaction price of the Kermode Agreement was $500,000, consisting of the nonrefundable upfront payment. The two milestone payments, totaling $500,000, and potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payments and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

For the three and six months ended June 30, 2021, the Company recognized approximately $33,000 in revenue related to the Kermode Agreement. The Company has recorded the remaining portion of the nonrefundable upfront payment of $467,000 to deferred revenue, current, on its condensed consolidated balance sheets as of June 30, 2021.

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

The Loan was payable over two years at an interest rate of 1% per annum, with an estimated deferral of payments until mid-2021. The Company is required to pay principal and interest on the Loan in equal monthly installments estimated to begin in mid-2021 and the outstanding interest balance accrued during the deferral period is to be paid on the maturity date, which is May 1, 2022. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Loan contains events of default (as defined in the PPP Loan agreement), in which the occurrence could result in the acceleration of all amounts due under the Loan.

The Company’s Loan forgiveness application was submitted to the Small Business Administration (“SBA”) in October 2020. Since the forgiveness of the Loan was outside the Company’s control, the Company accounted for its PPP Loan as debt.

At December 31, 2020, the Company recognized the entire amount of the PPP Loan proceeds of approximately $715,000 as a note payable, and classified approximately $439,000 as current and $276,000 as noncurrent, in its condensed consolidated balance sheet. The Company recognized approximately $1,000 and $1,000, for the three months ended June 30, 2021 and 2020, respectively, and for the six months ended June 30, 2021 and 2020, recognized approximately $3,000 and $1,000, respectively, in interest expense in its condensed consolidated statements of operations.

In May 2021, the Company received confirmation that the PPP Loan was forgiven by the SBA and was legally released from its financial obligation by the lender, SVB. As such, for the three and six months ended June 30, 2021, the Company recognized in its condensed consolidated statement of operations a gain on extinguishment of PPP Loan of approximately $722,000, which includes the PPP Loan principal of approximately $715,000 and accrued interest of approximately $7,000. At June 30, 2021, the Company had no liabilities related to the PPP Loan recorded in its condensed consolidated balance sheet.

8. Common Stock

As of June 30, 2021 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	2,052,128
Shares reserved for exercise of outstanding options to purchase common stock	1,746,090
Shares reserved for issuance of future options	387,468
Total	4,185,686

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

In October 2020, shares of Common Stock were sold in a registered direct offering in which each share contains a price based anti-dilution rights. If the Company issues additional securities at a purchase price less than the purchase price paid by these respective holders, the Company shall issue additional common shares equal to the difference of the number of common shares that each respective shareholder would have received if they paid the subsequent lower price, and the number of shares each respective shareholder originally received. As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, the Company was obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in the Company’s October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, the Company issued 124,789 dividend shares to certain common stockholders with a fair value of approximately $986,000, which the Company recorded as a credit to additional paid-in capital, and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s condensed consolidated statement of changes in stockholders’ deficit for the six months ended June 30, 2021.

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

Stock option activity for the six months ended June 30, 2021 is represented in the following table:

		Options Outstanding
			Weighted-
	Shares Available	Number of	Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2020	584,161	1,550,956	$9.43
Additional shares reserved	—	—	—
Options granted	(224,140)	224,140	7.20
Options exercised	—	(1,559)	2.89
Options cancelled	27,447	(27,447)	11.33
Balances at June 30, 2021	387,468	1,746,090	$9.12

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and six months ended June 30, 2021 and 2020 were estimated using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (in years)	6.00	6.00	6.00	6.00
Expected volatility	99%-100%	94%- 96%	99%- 100%	84%-96%
Risk-free interest-rate	1.07% - 1.14%	0.43% - 0.46%	0.75% - 1.14%	0.43% - 1.73%
Dividend yield	0%	0%	0%	0%

During the three and six months ended June 30, 2021, the Company granted options to purchase 83,340 shares and 224,140 shares with a weighted-average grant date fair value of $4.89 and $5.04 per share, respectively. During the three and six months ended June 30, 2020, the Company granted options to purchase 145,000 shares and 173,500 shares with a weighted-average grant date fair value of $4.83 and $4.63 per share, respectively.

There were 1,559 options exercised during the three and six months ended June 30, 2021, and the aggregate intrinsic value of these options exercised was approximately $5,000. There were no options exercised during the three months ended June 30, 2020. There were 4,913 options exercised during the six months ended June 30, 2020, and the aggregate intrinsic value of these options exercised was approximately $17,000.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$172	$130	$332	$275
General and administrative	381	393	788	725
Total	$553	$523	$1,120	$1,000

As of June 30, 2021, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $3.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.1 years.

10. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended June 30, 2021 and 2020, the Company recorded approximately $14,000 and $112,000, respectively, and for the six months ended June 30, 2021 and 2020, the Company recorded approximately $47,000 and $184,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of June 30, 2021 and December 31, 2020, the Company recorded approximately $14,000 and $3,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10.0 million. As a result of this transaction, SIBV and its affiliates are considered related parties to the Company. In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “ License Agreement”) (see Note 6).

The Company determined that no performance obligations or material promises were satisfied as of June 30, 2021, and therefore, no revenue related to the License Agreement was recognized for the three and six months ended June 30, 2021 and, 2020. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.8 million and $18.7 million to deferred revenue, current, and approximately $796,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $84,000 and $90,000 is classified as noncurrent, as of June 30, 2021 and December 31, 2020, respectively.

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

The future minimum lease payments for the new facility as of June 30, 2021 are as follows (in thousands):

Period ending:
Six months ending December 31, 2021	$296
Year ending December 31, 2022	610
Year ending December 31, 2023	628
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Total	$2,903

Rent expense was approximately $156,000 and $113,000 for the three months ended June 30, 2021 and 2020, respectively, and $318,000 and $215,000 for the six months ended June 30, 2021 and 2020, respectively. The Company has recorded approximately $77,000 and $37,000 to deferred rent and lease incentive obligation, classified as current other liabilities, and approximately $398,000 and $223,000 to deferred rent and lease incentive obligation, classified as noncurrent other liabilities, on its condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2021 and December 31, 2020, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings for legal complaints filed during the year ended December 31, 2020, and as of June 30, 2021, there were no other pending legal proceedings.

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

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of June 30, 2021 and December 31, 2020.

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

None of these events have occurred as of June 30, 2021.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and will receive additional milestone payments from Kermode as certain phases defined in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a single digit percentage royalty of net sales from those products. None of these events occurred as of June 30, 2021.

12. Subsequent Events

License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “License Agreement”) with Medimmune Limited (“Medimmune”), pursuant to which Medimmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the License Agreement, Medimmune will receive 884,956 shares of the Company’s common stock and a $5.0 million cash payment upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. As additional consideration, the Company will pay Medimmune milestone payments upon the achievement of certain regulatory approvals, for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. There are no development milestone payments. Medimmune is entitled to royalty payments based on aggregate net sales in the low to mid-teens. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, Medimmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license.

Securities Purchase Agreement

On August 2, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering,  1,300,000 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of Common Stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Company received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and the Company’s estimated offering expenses, net proceeds were approximately $23.2 million.

As a result of this registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, the Company is obligated to issue an additional 634,600 shares of unregistered Common Stock to the investors in the Company’s October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements (see Note 8).

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

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	the timing of regulatory submissions;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	approvals for clinical trials may be delayed or withheld by regulatory agencies;
●	preclinical and clinical studies will not be successful or confirm earlier results, meet expectations, meet regulatory requirements, or meet performance thresholds for commercial success;
●	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;
●	risks associated with obtaining third-party funding;
●	risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic;
●	management and employee operations and execution risks;
●	loss of key personnel;
●	competition;
●	risks related to market acceptance of products;
●	intellectual property risks;
●	assumptions regarding the size of the available market, benefits of our products, product pricing, and timing of product launches;
●	risks associated with the uncertainty of future financial results;
●	our ability to attract collaborators and partners; and
●	risks associated with our reliance on third-party organizations.

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

In 2019 we announced the development of a novel antibody discovery and production platform technology called ʎPEX™. This technology complements and further extends the capabilities of MabIgX® to quickly screen large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the development of COVID-19 mAbs. We also announced initiation of research and development activities of our monoclonal antibody programs for COVID-19 called AR-712 and AR-701.

In October 2020 and February 2021, we announced the development of a highly neutralizing monoclonal antibody cocktail (AR-712), discovered from convalescent COVID-19 patients, that successfully eliminated all detectable SARS-CoV-2 virus in infected animals at substantially lower doses than parenterally administered (injected) COVID-19 mAbs. The cocktail broadly binds and neutralizes SAR-COV-2 viruses, including the Delta variant and the ‘E484K’ variant that are associated with the South Africa, Brazil, and Japan strains. The potency of AR-712 and its direct delivery to the lungs by inhaled administration may facilitate broader treatment coverage and dose sparing not achievable by parenteral administration. A clinical Phase 1/2 study is expected to be launched towards the end of 2021.

In July 2021, we announced that our COVID-19 mAb cocktail AR-712 binds and neutralizes the Delta variant virus SARS COV2 at a highly effective level (~20ng/mL). Binding analyses project that AR-712 will be effective against all variants on the U.S. Center for Disease Control’s Variants of Interest and Variants of Concern lists. The dual antibody cocktail will be delivered as an inhaled treatment and is expected to provide broad coverage of all known high-risk variants. In addition, we announced the preclinical development services support from the National Institute of Allergy and Infectious Diseases (“NIAID”) at the National Institutes of Health (“NIH”) which provided further demonstration of strong therapeutic efficacy of inhaled delivery in a SARS-COV2 hamster challenge model. AR-712 achieved reversal of disease in infected animals at an inhaled dose of 1mg/kg, equivalent to a 10mg dose in humans from a nebulizer. These results confirmed our efficacy studies showing highly efficient dosing by inhalation. For reference purposes, the dose of commercially available COVID antibody therapies is in the range of 500mg to 1,200mg. AR-712 is being developed as a self-administered, at-home inhaled treatment for COVID-19 patients who are not yet hospitalized. The product candidate is designed to substantially lower the barrier to treatment of COVID-19 patients and encourage treatment much earlier in the course of their disease within the patients’ own homes. A clinical Phase 1/2 study is expected to be launched in the second half of 2021.

Our lead product candidate, AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of VAP. This AR-301 Phase 3 study remains blinded, and the independent Data Monitoring Committee with access to unblinded data continues to monitor study subjects for safety and has not conveyed any safety concerns (i.e., thus far an un-remarkable safety profile). The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activation. The activation of AR-301 clinical trial sites progressed globally during the pandemic, but the patient enrollment slowed due to the prioritization of the intensive care units (“ICU”) around the world to COVID-19 patients. As countries start to emerge from the pandemic, we expect patient enrollment to improve, and enrollment to be complete in late first half of 2022. At this rate, the Phase 3 interim futility analysis would be completed too close to the completion of patient enrollment to be useful. As such, we expect to elect to forgo the interim futility analysis and focus on accelerating patient enrollment to deliver top-line data by approximately mid-2022.

In July 2021, we announced an in-licensing agreement with AstraZeneca for the worldwide commercial rights of suvratoxumab, which is a half-life extended human IgG1 monoclonal antibody that also targets the alpha toxin produced by S. aureus. Suvratoxumab is a fully human, IgG1 monoclonal antibody targeting S. aureus alpha toxin. This product is given the product code ‘AR-320’. As with AR-301, AR-320’s mode of action is independent of the antibiotic resistance profile of S. aureus, and it is active against infections caused by both MRSA and MSSA. Suvratoxumab and AR-301 are complementary products. Suvratoxumab’s focus on preventive treatment of S. aureus pneumonia complements Aridis’ AR-301 Phase 3 mAb program which is being developed as a therapeutic treatment of S. aureus pneumonia. A multinational, randomized, double blinded, placebo controlled Phase 2 study conducted by AstraZeneca (n=196 patients) showed that mechanically ventilated ICU patients colonized with S. aureus who are treated with suvratoxumab saw a relative risk reduction of pneumonia by 32% in the overall intend to treat (“ITT”) study population, and by 47% in the under 65 year old population, which is the target population in the planned Phase 3 study. The relative risk reduction in the target population reached statistical significance, and was also associated with a substantial reduction in the duration of care needed in the ICU and hospital [see https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(20)30995-6/fulltext]. We believe that AR-320 will be first-line treatment, first to market, first-in-class pre-emptive treatment of S. aureus colonized patients. The same first-line, first to market and first-in-class strategy applies to the acute treatment with the monoclonal antibody AR-301, which we believe makes us a global leader in this space.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”). During the third quarter of 2019, the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The Safety Monitoring Committee (“SMC’) and Data Safety Monitoring Board (“DSMB”) from the Cystic Fibrosis Foundation supported that the study proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis (“CF”). The on-going COVID-19 pandemic has caused an impact on the rate of clinical site activation. We provisionally expect to complete enrollment of the Phase 2a portion with cystic fibrosis subjects in early 2022 with top-line data available shortly afterward.

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

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR-712 and AR-501. Our expenses and resulting cash burn during the six months ended June 30, 2021 and year ended December 31, 2020, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-712 COVID-19 mAb, and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $12.4 million and $22.3 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. As of June 30, 2021 we had approximately $3.6 million of cash and cash equivalents and had an accumulated deficit of approximately $135.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities and from general and administrative costs associated with our operations.

We have not yet achieved commercialization of any of our products, and we have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities, grant funding and license agreements. Historically, our principal sources of cash have included proceeds from grant funding, license agreements, fees for services performed, issuances of convertible debt and the sale of our common and preferred stock. Our principal use of cash has been cash used in operations, including funding of research and development, our clinical trials and general working capital requirements. We expect that the principal use of cash in the future will be for continuing operations, including funding of research and development, our clinical trials and general working capital requirements.

We anticipate that our expenses will increase substantially if and as we:

●	continue enrollment in our ongoing clinical trials;
●	initiate new clinical trials;
●	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;
●	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;
●	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;
●	make milestone or other payments under our agreements, pursuant to which we have or will license or acquire rights to intellectual property and technology;
●	seek to maintain, protect, and expand our intellectual property portfolio;
●	seek to attract and retain skilled personnel;
●	incur the administrative costs associated with being a public company and related costs of compliance;
●	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts;
●	experience any delays or encounter issues with any of the above; and
●	experience protracted COVID-19 related delays.

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

Research and Development Expenses

We recognize research and development expenses to operations as they are incurred. Our research and development expenses consist primarily of:

●	salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions;
●	fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial material management and statistical compilation and analyses;
●	costs related to acquiring and manufacturing clinical trial materials;
●	costs related to compliance with regulatory requirements; and
●	payments related to licensed products and technologies.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and six months ended June 30, 2021 and 2020, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change $
Revenue:	(unaudited)	(unaudited)
Grant revenue	$—	$1,000	$(1,000)
License revenue	33	—	33
Total revenue	33	1,000	(967)
Operating expenses:
Research and development	4,573	3,647	926
General and administrative	1,694	1,583	111
Total operating expenses	6,267	5,230	1,037
Loss from operations	(6,234)	(4,230)	(2,004)
Other income (expense):
Interest income, net	—	10	(10)
Other income	22	—	22
Gain on extinguishment of Paycheck Protection Program loan	722	—	722
Net loss	$(5,490)	$(4,220)	$(1,270)

Grant Revenue. Grant revenue decreased to zero for the three months ended June 30, 2021 from approximately $1.0 million for the three months ended June 30, 2020 due to the recognition of revenue related to a development-based milestone achieved under the award from the CFF during the second quarter of 2020 and no recognition of grant revenue during the second quarter of 2021.

License Revenue. License revenue increased to approximately $33,000 for the three months ended June 30, 2021 from zero for the three months ended June 30, 2020 due to the recognition of revenue related to the out-licensing and product discovery agreement, and a statement of work, with Kermode Biotechnologies, Inc. (“Kermode”) (collectively, the “Kermode Agreement”), which was entered into in February 2021. There was no recognition of license revenue during the second quarter of 2020.

Research and Development Expenses. Research and development expenses increased by approximately $926,000 from approximately $3.6 million for the three months ended June 30, 2020 to approximately $4.6 million for the three months ended June 30, 2021 due primarily to:

●	an increase of approximately $0.4 million in spending on research and development activities for our COVID-19 programs;
●	an increase of approximately $0.3 million in personnel, consulting and other related costs;
●	an increase of approximately $0.1 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2a study of our AR-501 program;
●	an increase of approximately $0.1 million in spending on clinical trial activities for the Phase 3 study of our AR-301 program; and
●	an increase of approximately $0.1 million in spending on other research and development activities.

These increases were partially offset by:

●	a decrease of approximately $0.1 million in spending on clinical trial activities and drug manufacturing expenses as we continue to wind-down the Phase 2 study of our AR-105 program that was terminated during 2019.

General and Administrative Expenses. General and administrative expenses increased by approximately $111,000 from approximately $1.6 million for the three months ended June 30, 2020 to approximately $1.7 million for the three months ended June 30, 2021 which was due primarily to increases in professional service fees, personnel related costs, including stock based compensation, and patent related expenses, partially offset by a decrease in Delaware franchise taxes.

Interest Income, Net. Interest income, net decreased by approximately $10,000 from $10,000 for the three months ended June 30, 2020 to approximately zero for the three months ended June 30, 2021. The decrease is primarily due to lower average cash balances during the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020.

Other Income. Other income increased by approximately $22,000 from zero for the three months ended June 30, 2020 to approximately $22,000 for the three months ended June 30, 2021. The increase was primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility. There was no sublease agreement or related income during the quarter ended June 30, 2020.

Gain on Extinguishment of Paycheck Protection Program Loan. Gain on extinguishment of the Paycheck Protection Program (the “PPP”) loan of approximately $722,000 for the three months ended June 30, 2021 related to the forgiveness of our loan from the Small Business Administration and release of financial obligation from our lender, Silicon Valley Bank, in May 2021. There was no extinguishment of debt in 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change $
Revenue:	(unaudited)	(unaudited)
Grant revenue	$—	$1,000	$(1,000)
License revenue	33	—	33
Total revenue	33	1,000	(967)
Operating expenses:
Research and development	9,528	8,564	964
General and administrative	3,638	3,222	416
Total operating expenses	13,166	11,786	1,380
Loss from operations	(13,133)	(10,786)	(2,347)
Other income (expense):
Interest income, net	1	71	(70)
Other income	29	—	29
Gain on extinguishment of Paycheck Protection Program loan	722	—	722
Share of loss from equity method investment	—	(9)	9
Net loss	$(12,381)	$(10,724)	$(1,657)

Grant Revenue. Grant revenue decreased to zero for the six months ended June 30, 2021 from approximately $1.0 million for the six months ended June 30, 2020 due to the recognition of revenue related to a development-based milestone achieved under the award from the CFF during the first half of 2020 and no recognition of grant revenue during the first half of 2021.

License Revenue. License revenue increased to approximately $33,000 for the six months ended June 30, 2021 from zero for the six months ended June 30, 2020 primarily due to the recognition of revenue related to the Kermode Agreement, which was entered into in February 2021. There was no recognition of license revenue during the first half of 2020.

Research and Development Expenses. Research and development expenses increased by approximately $964,000 from approximately $8.6 million for the six months ended June 30, 2020 to approximately $9.5 million for the six months ended June 30, 2021 due primarily to:

●	an increase of approximately $0.8 million in spending on research and development activities for our COVID-19 programs;
●	an increase of approximately $0.4 million in personnel, consulting and other related costs;
●	an increase of approximately $0.2 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2a study of our AR-501 program; and
●	an increase of approximately $0.1 million in spending on other research and development activities.

These increases were partially offset by:

●	a decrease of approximately $0.3 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program; and
●	a decrease of approximately $0.2 million in spending on clinical trial activities and drug manufacturing expenses as we continue to wind-down the Phase 2 study of our AR-105 program that was terminated during 2019.

General and Administrative Expenses. General and administrative expenses increased by approximately $416,000 from approximately $3.2 million for the six months ended June 30, 2020 to approximately $3.6 million for the six months ended June 30, 2021 which was due primarily to increases in personnel related costs, including stock based compensation, professional service fees, and Delaware franchise taxes.

Interest Income, Net. Interest income, net decreased by approximately $70,000 from $71,000 for the six months ended June 30, 2020 to approximately $1,000 for the six months ended June 30, 2021. The decrease is primarily due to lower average cash balances during the first half of 2021 as compared to the first half of 2020.

Other Income. Other income increased by approximately $29,000 from zero for the six months ended June 30, 2020 to approximately $29,000 for the six months ended June 30, 2021. The increase was primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility. There was no sublease agreement or related income during the first half of 2020.

Gain on Extinguishment of Paycheck Protection Program Loan. Gain on extinguishment of the PPP loan of approximately $722,000 for the six months ended June 30, 2021 is related to the forgiveness of our loan from the Small Business Administration and release of financial obligation from our lender, Silicon Valley Bank, in May 2021. There was no extinguishment of debt in 2020.

Share of Loss in Equity Method Investment. Loss from equity method investment decreased by approximately $9,000 from $9,000 for the six months ended June 30, 2020 to zero for the six months ended June 30 2021 which was due to there being no share of losses from our equity method investment recorded in the first half of 2021 as the net book value of the investment has been zero since March 31, 2020.

Liquidity, Capital Resources and Going Concern

As of June 30, 2021 we had approximately $3.6 million of cash and cash equivalents and had an accumulated deficit of approximately $135.5 million.

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

As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, we were obligated to issue an additional 124,789 shares of unregistered common stock to the investors in our October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, we issued 124,789 shares to our common stockholders, who purchased in October 2020, with a fair value of approximately $986,000 which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our condensed consolidated statement of changes in stockholders’ deficit for the six months ended June 30, 2021.

On August 2, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of our common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of our common stock (the “Warrants”). The combined purchase price of each share of common stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of common stock and accompanying Warrant, minus $0.001). We received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and our estimated offering expenses, net proceeds were approximately $23.2 million.

As a result of the August 2021 registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, we are obligated to issue an additional 634,600 shares of unregistered common stock to the investors in our October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the six months ended June 30, 2021 and the year ended December 31, 2020. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):	(unaudited)	(unaudited)
Operating activities	$(10,614)	$(9,797)
Investing activities	(459)	(17)
Financing activities	6,433	729
Net decrease in cash, cash equivalents and restricted cash	$(4,640)	$(9,085)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $10.6 million for the six months ended June 30, 2021, which was primarily due to our net loss of approximately $12.4 million, an increase of approximately $1.0 million in prepaid expenses, and the non-cash gain of approximately $722,000 related to the gain on extinguishment of our PPP loan resulting from the SBA’s forgiveness of our loan. The cash used in operating activities was partially offset by an increase of approximately $698,000 in accounts payable, an increase of approximately $613,000 in accrued liabilities and other, an increase of approximately $467,000 in deferred revenue, resulting from the Kermode Agreement, a decrease of approximately $421,000 in other receivables, and the non-cash charges of approximately $1.1 million related to stock-based compensation and approximately $184,000 in depreciation and amortization.

Net cash used in operating activities was approximately $9.8 million for the six months ended June 30, 2020, which was primarily due to our net loss of approximately $10.7 million, an increase of approximately $1.0 million in accounts receivable, an increase of approximately $488,000 in capitalized contract costs, resulting from the SAMR License Agreement, a decrease of approximately $311,000 in accrued liabilities and other, and a decrease of approximately $44,000 in accounts payable. The cash used in operating activities was partially offset by a decrease of approximately $1.5 million in prepaid expenses, a decrease of approximately $61,000 in other receivables, and the non-cash charges of approximately $1.0 million related to stock-based compensation and approximately $167,000 in depreciation and amortization.

Cash Flows from Investing Activities.

Net cash used in investing activities of approximately $459,000 during the six months ended June 30, 2021, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility during the first half of 2021.

Net cash used in investing activities of approximately $17,000 for the six months ended June 30, 2020, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $6.4 million during the six months ended June 30, 2021 was primarily due to net proceeds received from a registered direct offering of our common stock in March 2021 and net proceeds received from stock option exercises.

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

Our future funding requirements will depend on many factors, including:

●	the progress, costs, results and timing of our clinical trials;
●	FDA acceptance, if any, of our therapies for infectious diseases and for other potential indications;
●	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
●	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
●	the ability of our product candidates to progress through clinical development successfully;
●	our need to expand our research and development activities;
●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the effect of the COVID-19 pandemic on our business and operations;
●	our need and ability to hire additional management and scientific, medical and administrative personnel;
●	the effect of competing technological and market developments; and
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Until such time that we can generate meaningful revenue from the sales of approved therapies and products, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates and/or grant licenses on terms that may not be favorable to us.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of June 30, 2021” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Common Stock Purchase Warrant (filed with the Registrant’s Current Report on Form 8-K on August 4, 2021 and incorporated herein by reference).

4.2	Form of Pre-Funded Common Stock Purchase Warrant (filed with the Registrant’s Current Report on Form 8-K on August 4, 2021 and incorporated herein by reference).

10.1

License Agreement between Medimmune Limited and Aridis Pharmaceuticals, Inc. dated as of July 12, 2021 (filed with the Registrant’s Current Report on Form 8-K on July 19, 2021 and incorporated herein by reference).

10.2	Form of Securities Purchase Agreement (filed with the Registrant’s Current Report on Form 8-K on August 4, 2021 and incorporated herein by reference).

10.3	Amendment No. 1 to the License Agreement between Medimmune Limited and Aridis Pharmaceuticals, Inc. dated August 9, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: August 12, 2021	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Fred Kurland
Fred Kurland Chief Financial Officer
(Principal Financial Officer)