Form 10-Q
period 2021-09-30
Aridis Pharmaceuticals, Inc.
filed 2021-11-10
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at October 31, 2021 was 14,054,036.

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANICAL STATEMENTS (UNADUITED)

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,221	$8,232
Accounts receivable	1,000	—
Other receivables	222	368
Contract costs	1,961	1,973
Prepaid expenses	2,177	2,182
Total current assets	23,581	12,755
Property and equipment, net	1,446	1,258
Intangible assets, net	23	27
Restricted cash	500	500
Contract costs, non-current	102	90
Other assets	433	487
Total assets	$26,085	$15,117
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,644	$1,886
Accrued liabilities	6,560	1,330
Deferred revenue	19,583	18,748
Note payable	—	439
Other liabilities	100	37
Total current liabilities	28,887	22,440
Deferred revenue, non-current	971	854
Note payable, non-current	—	276
Other liabilities	382	228
Total liabilities	30,240	23,798
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 14,054,036 and 10,065,727 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	1	1
Additional paid-in capital	152,329	114,420
Accumulated deficit	(156,485)	(123,102)
Total stockholders' deficit	(4,155)	(8,681)
Total liabilities and stockholders’ deficit	$26,085	$15,117

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$417	$—	$417	$1,000
License revenue	98	—	131	—
Total revenue	515	—	548	1,000
Operating expenses:
Research and development	19,842	4,161	29,370	12,725
General and administrative	1,699	1,631	5,337	4,853
Total operating expenses	21,541	5,792	34,707	17,578
Loss from operations	(21,026)	(5,792)	(34,159)	(16,578)
Other income (expense):
Interest income, net	1	6	2	77
Other income	23	—	52	—
Gain on extinguishment of Paycheck Protection Program loan	—	—	722	—
Share of loss from equity method investment	—	—	—	(9)
Net loss	$(21,002)	$(5,786)	$(33,383)	$(16,510)
Deemed dividends	$(3,141)	$—	$(4,127)	$—
Net loss available to common stockholders	$(24,143)	$(5,786)	$(37,510)	$(16,510)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	12,454,119	8,923,374	11,314,058	8,922,052
Net loss per share to common stockholders, basic and diluted	$(1.94)	$(0.65)	$(3.32)	$(1.85)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended September 30, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of June 30, 2021	—	$—	11,234,480	$1	$121,995	$(135,483)	$(13,487)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	1,300,000	—	23,294	—	23,294
Issuance of common stock in connection with license agreement	—	—	884,956	—	6,460	—	6,460
Deemed dividends	—	—	634,600	—	—	—	—
Stock-based compensation	—	—	—	—	580	—	580
Net loss	—	—	—	—	—	(21,002)	(21,002)
Balances as of September 30, 2021	—	$—	14,054,036	$1	$152,329	$(156,485)	$(4,155)

	Three Months Ended September 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of June 30, 2020	—	$—	8,923,374	$1	$105,418	$(111,493)	$(6,074)
Stock-based compensation	—	—	—	—	562	—	562
Net loss	—	—	—	—	—	(5,786)	(5,786)
Balances as of September 30, 2020	—	$—	8,923,374	$1	$105,980	$(117,279)	$(11,298)

	Nine Months Ended September 30, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2020	—	$—	10,065,727	$1	$114,420	$(123,102)	$(8,681)
Issuance of common stock, pre-funded warrants and warrants in registered direct offerings, net of issuance costs	—	—	2,337,405	—	29,711	—	29,711
Issuance of common stock in connection with license agreement	—	—	884,956	—	6,460	—	6,460
Deemed dividends	—	—	759,389	—	—	—	—
Issuance of common stock for consulting services	—	—	5,000	—	33	—	33
Exercise of stock options	—	—	1,559	—	5	—	5
Stock-based compensation	—	—	—	—	1,700	—	1,700
Net loss	—	—	—	—	—	(33,383)	(33,383)
Balances as of September 30, 2021	—	$—	14,054,036	$1	$152,329	$(156,485)	$(4,155)

	Nine Months Ended September 30, 2020 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2019	—	$—	8,918,461	$1	$104,404	$(100,769)	$3,636
Exercise of stock options	—	—	4,913	—	14	—	14
Stock-based compensation	—	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	—	(16,510)	(16,510)
Balances as of September 30, 2020	—	$—	8,923,374	$1	$105,980	$(117,279)	$(11,298)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(33,383)	$(16,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	252
Stock-based compensation expense	1,700	1,562
Issuance of common stock in connection with license agreement	6,460	—
Issuance of common stock in exchange for consulting services	33	—
Gain on extinguishment of Paycheck Protection Program loan	(722)	—
Share of loss from equity method investment	—	9
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	—
Other receivables	335	263
Prepaid expenses	5	702
Contract costs	—	(488)
Other assets	—	(30)
Accounts payable	824	(522)
Accrued liabilities and other	5,311	(619)
Deferred revenue	952	—
Net cash used in operating activities	(19,207)	(15,381)
Cash flows from investing activities:
Purchase of property and equipment	(573)	(33)
Net cash used in investing activities	(573)	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants, net	29,764	—
Proceeds from Paycheck Protection Program loan	—	715
Proceeds from stock option exercises	5	14
Net cash provided by financing activities	29,769	729
Net increase (decrease) in cash, cash equivalents and restricted cash	9,989	(14,685)
Cash, cash equivalents and restricted cash at:
Beginning of period	8,732	20,897
End of period	$18,721	$6,212
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2
Supplemental noncash investing and financing activities:
Property and equipment additions	$119	$—
Deemed dividends	$4,127	$—

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements (unaudited) have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements (unaudited) reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2021.

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

COVID-19

The COVID-19 outbreak in the United States has caused business disruption. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activations and depending on the rate of resolution of the on-going COVID-19 pandemic, it could further delay the progress of the Company’s clinical trials. In addition, the manufacturing of clinical trial drug supplies has been delayed. At this point, however, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

Going Concern

The Company has had recurring losses from operations since inception and negative cash flows from operating activities during the three and nine months ended September 30, 2021 and the year ended December 31, 2020. Management expects to incur additional operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs.

The Company’s research and development expenses and resulting cash burn during the nine months ended September 30, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus (S. aureus) bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, the pre-launch activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP, and the preclinical development of AR-712 COVID-19 mAb. Current development activities are focused on AR-301, AR-320, AR-501 and AR-712. We expect our expenses to continue to increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

The on-going COVID-19 pandemic is affecting the United States and global economies. The pandemic has affected the Company and is likely to continue to affect the Company and its third parties, on which the Company relies, by causing disruptions in the clinical trial supplies for the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

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

Customer Risk

For the three months ended September 30, 2021, one customer accounted for 81% of total revenue and the other customer accounted for 19% of total revenue, and for the nine months ended September 30, 2021, one customer accounted for 76% of total revenue and the other customer accounted for 24% of total revenue. For the nine months ended September 30, 2020 one customer accounted for 100% of total revenue. There was no revenue for the three months ended September 30, 2020. Both customers are located in the United States. As of September 30, 2021, there was one customer that accounted for 100% of accounts receivable and as of December 31, 2020, there were no accounts receivable.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$18,221	$8,232
Restricted cash	500	500
Total cash, cash equivalents and restricted cash	$18,721	$8,732

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 there was $1.0 million in accounts receivable and no allowance for doubtful accounts and as of December 31, 2020, there were no accounts receivable and allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of September 30, 2021 and December 31, 2020.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the three and nine months ended September 30, 2021 and 2020, there was no amortization of the contract assets and there have been no impairments as of September 30, 2021.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 (see Note 6).

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

In March 2021 and in August 2021, the Company issued 124,789 and 634,600 dividend shares, respectively, to certain common stockholders with a fair value of approximately $986,000 and approximately $3.1 million, respectively, (see Note 9) which is included in the net loss available to common stockholders’ for the three and nine months ended September 30, 2021 in the below table.

For the three and nine months ended September 30, 2021 and 2020, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss available to common stockholders (basic and diluted)	$(24,143)	$(5,786)	$(37,510)	$(16,510)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	12,454,119	8,923,374	11,314,058	8,922,052

Net loss per share to common stockholders, basic and diluted	$(1.94)	$(0.65)	$(3.32)	$(1.85)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three & Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,739,743	1,543,978
Common stock warrants	4,106,569	1,733,322
Pre-funded common stock warrants	3,647,556	—
	9,493,868	3,277,300

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

Recently Issued Accounting Pronouncements not yet adopted as of September 30, 2021

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

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Lab equipment	$2,329	$2,200
Computer equipment and software	25	25
Construction in progress	521	188
Total property and equipment	2,875	2,413
Less: Accumulated depreciation	(1,429)	(1,155)
Property and equipment, net	$1,446	$1,258

Depreciation expense was approximately $93,000 and $83,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $274,000 and $248,000 for the nine months ended September 30, 2021 and 2020, respectively.

In October 2020, the Company entered into a lease agreement for its new headquarters facility in Los Gatos, California (see Note 12). The Company moved into the new facility in December 2020 and recorded approximately $521,000 and $188,000 as of September 30, 2021 and December 31, 2020, respectively, in construction in progress related to leasehold improvements made by the Company related to the new facility.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(58)	(54)
Intangible assets, net	$23	$27

Amortization expense was approximately $1,000 and $2,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $4,000 for both nine month periods ended September 30, 2021 and 2020.

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

MedImmune Limited — License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s condensed consolidated balance sheet at September 30, 2021, and recorded as research and development expense within its condensed consolidated statement of operations for the three and nine months ended September 30, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million (see Note 9) which the Company recognized as research and development expense within its condensed consolidated statement of operations and additional paid-in capital within equity in its condensed consolidated balance sheet during the three and nine months ended September 30, 2021.

As additional consideration, the Company will pay MedImmune milestone payments upon the achievement of certain regulatory approvals, for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. There are no development milestone payments. MedImmune is entitled to royalty payments based on aggregate net sales in the low to mid-teens. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, MedImmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license. The term of the MedImmune License Agreement continues until the expiration of the last royalty term for the last licensed product as defined in the license agreement.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
License fees	$5,008	$—
Research and development services	957	872
Payroll related expenses	341	279
Professional services and other	254	179
Accrued liabilities	$6,560	$1,330

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

The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of zero. The Company recognized losses from the operations of the JV Entity of zero and $9,000 for the nine months ended September 30, 2021 and 2020, respectively. The Company did not recognize any losses from the operations of the JV Entity for the three months ended September 30, 2021 and 2020, as the net book value of the equity method investment has been zero since March 31, 2020.

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

The Company determined the consideration for the Phase 2a clinical trial contract totals approximately $3.8 million which includes four development-based milestones. The Company determined as of September 30, 2021, the transaction price for the Phase 2a clinical trial contract was $1.0 million as the first of the four development-based milestones was achieved during the quarter ended September 30, 2021. As of September 30, 2021, the amount of the remaining three development-based milestones could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining three milestones, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if those milestones were included in the transaction price.

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

For the three and nine months ended September 30, 2021, the Company recognized revenue of approximately $417,000 from the CFF Agreement, mainly due to the achievement of the first of four development-based milestones related to the Phase 2a clinical trial in the third quarter of 2021. The Company recorded a contract liability for the remaining consideration for achieving the first milestone of approximately $583,000 to deferred revenue, current, on its condensed consolidated balance sheet as of September 30, 2021.

For the nine months ended September 30, 2020, the Company recognized $1.0 million in revenue from the CFF Agreement, mainly due to the achievement of one development-based milestone related to the Phase 1 MAD clinical trial in the second quarter of 2020. The Company did not recognize any revenue during the three months ended September 30, 2020.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At September 30, 2021 and December 31, 2020 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that the intellectual property licensed under the License Agreement represents functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time upon satisfying the performance obligations. The Company will satisfy the performance obligations upon transfer of the licenses and know-how to SAMR, and expects to satisfy these performance obligations by the end of the third quarter of 2022.

The Company determined that no performance obligations or material promises were satisfied as of September 30, 2021, and therefore, no revenue related to the License Agreement was recognized for the three and nine months ended September 30, 2021 and 2020. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.6 million and $18.7 million to deferred revenue, current, and approximately $971,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $102,000 and $90,000 is classified as noncurrent, as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, the transaction price of the Kermode Agreement was $500,000, consisting of the nonrefundable upfront payment. The two milestone payments, totaling $500,000, and potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payments and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

For the three and nine months ended September 30, 2021, the Company recognized approximately $98,000 and $131,000, respectively, in revenue related to the Kermode Agreement. The Company has recorded the remaining portion of the nonrefundable upfront payment as a contract liability of approximately $369,000 to deferred revenue, current, on its condensed consolidated balance sheet as of September 30, 2021.

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

At December 31, 2020, the Company recognized the entire amount of the PPP Loan proceeds of approximately $715,000 as a note payable, and classified approximately $439,000 as current and $276,000 as noncurrent, in its condensed consolidated balance sheet. The Company recognized approximately $0 and $3,000, for the three and nine months ended September 30, 2021, respectively, and for the three and nine months ended September 30, 2020, the Company recognized approximately $1,000 and $3,000, respectively, in interest expense in its condensed consolidated statements of operations.

In May 2021, the Company received confirmation that the PPP Loan was forgiven by the SBA and was legally released from its financial obligation by the lender, SVB. As such, for the nine months ended September 30, 2021, the Company recognized in its condensed consolidated statement of operations a gain on extinguishment of PPP Loan of approximately $722,000, which includes the PPP Loan principal of approximately $715,000 and accrued interest of approximately $7,000. At September 30, 2021, the Company had no liabilities related to the PPP Loan recorded in its condensed consolidated balance sheet.

8. Warrants

In August 2021, the Company entered into a Securities Purchase Agreement (the “August 2021 Securities Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of Common Stock (the ”Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Company received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $23.3 million (see Note 9).

Each Warrant is exercisable for one share of Common Stock at an exercise price of $5.00 per share. The Warrants are immediately exercisable and will expire seven years from the original issuance date, or August 4, 2028. The Pre-Funded Warrants were offered in lieu of shares of Common Stock to the Purchaser whose purchase of shares of Common Stock in the Offering would otherwise result in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of this Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. A holder (together with its affiliates) may not exercise any portion of the Warrant or Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Warrant or Pre-Funded Warrant, as applicable. The exercise price of the Warrants and the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and Pre-Funded Warrants. Each of the Warrants and the Pre-Funded Warrants may be exercised on a “cashless” basis under certain circumstances set forth in the Warrants and Pre-Funded Warrants.

The Company measured the fair value of the Common Stock and Pre-Funded Warrants based on the Company’s closing stock price on the date the August 2021 Purchase Agreement was entered into and the fair value of the Warrants was based upon a BSM valuation model. The BSM valuation model used the following assumptions: expected term of seven years, expected volatility of approximately 97%, risk-free interest rate of 0.96%, and dividend yield of 0%. The Company used the relative fair value method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants and the Warrants of approximately $23.3 million. The Company recorded approximately $4.4 million, $12.2 million and $6.7 million, which represented the relative fair value of the Common Stock, Pre-Funded Warrants and Warrants, respectively, to stockholders’ deficit within the Company’s condensed consolidated balance sheet.

9. Common Stock

As of September 30, 2021 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	4,106,569
Shares reserved for exercise of outstanding pre-funded warrants to purchase common stock	3,647,556
Shares reserved for exercise of outstanding options to purchase common stock	1,739,743
Shares reserved for issuance of future options	393,815
Total	9,887,683

March 2021 Securities Purchase Agreement

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

In October 2020, shares of Common Stock were sold in a registered direct offering in which each share contains a price based anti-dilution rights. If the Company issues additional securities at a purchase price less than the purchase price paid by these respective holders, the Company shall issue additional common shares equal to the difference of the number of common shares that each respective shareholder would have received if they paid the subsequent lower price, and the number of shares each respective shareholder originally received. As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, the Company was obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in the Company’s October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, the Company issued 124,789 dividend shares to certain common stockholders with a fair value of approximately $986,000, which the Company recorded as a credit to additional paid-in capital, and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s condensed consolidated statement of changes in stockholders’ deficit for the nine months ended September 30, 2021.

MedImmune Limited License Agreement

Effective July 12, 2021, the Company entered into the MedImmune License Agreement, pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting staphylococcus aureus alpha toxin (see Note 4). As part of the consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its’s common stock to MedImmune. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million. The Company measured the fair value of the common stock issued to MedImmune based on the Company’s closing stock price on the effective date of the MedImmune License Agreement. The Company recognized the $6.5 million as research and development expense within its condensed consolidated statement of operations and additional paid-in capital within equity in its condensed consolidated balance sheet during the three and nine months ended September 30, 2021.

August 2021 Securities Purchase Agreement

In August 2021, the Company entered into a Securities Purchase Agreement (the “August 2021 Securities Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of Common Stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Company received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $23.3 million (see Note 8).

As a result of this registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, the Company was obligated to issue an additional 634,600 shares of unregistered Common Stock to the investors in the Company’s October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements. In August 2021, the Company issued 634,600 dividend shares to certain common stockholders with a fair value of approximately $3.1 million, which the Company recorded as a credit to additional paid-in capital, and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s condensed consolidated statement of changes in stockholders’ deficit for the nine months ended September 30, 2021.

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

Stock option activity for the nine months ended September 30, 2021 is represented in the following table:

		Options Outstanding
			Weighted-
	Shares Available	Number of	Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2020	584,161	1,550,956	$9.43
Additional shares reserved	—	—	—
Options granted	(224,140)	224,140	7.20
Options exercised	—	(1,559)	2.89
Options cancelled	33,794	(33,794)	10.81
Balances at September 30, 2021	393,815	1,739,743	$9.12

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (in years)	—	6.00	6.00	6.00
Expected volatility	—	99%	99% - 100%	84% - 99%
Risk-free interest-rate	—	0.38%	0.75% - 1.14%	0.38% - 1.73%
Dividend yield	—	0%	0%	0%

During the three months ended September 30, 2021, the Company did not grant any options. During the nine months ended September 30, 2021, the Company granted options to purchase 224,140 shares with a weighted-average grant date fair value of $5.04 per share. During the three and nine months ended September 30, 2020, the Company granted options to purchase 26,667 shares and 200,177 shares with a weighted-average grant date fair value of $5.10 and $4.69 per share, respectively.

There were no options exercised during both three month periods ended September 30, 2021 and 2020. There were 1,559 options exercised during the nine months ended September 30, 2021, and the aggregate intrinsic value of these options exercised was approximately $5,000. There were 4,913 options exercised during the nine months ended September 30, 2020, and the aggregate intrinsic value of these options exercised was approximately $17,000.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$170	$156	$502	$431
General and administrative	410	406	1,198	1,131
Total	$580	$562	$1,700	$1,562

As of September 30, 2021, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $2.8 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.0 years.

11. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended September 30, 2021 and 2020, the Company recorded approximately $14,000 and $0, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recorded approximately $60,000 and $184,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of September 30, 2021 and December 31, 2020, the Company recorded approximately $28,000 and $3,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

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

The Company determined that no performance obligations or material promises were satisfied as of September 30, 2021, and therefore, no revenue related to the License Agreement was recognized for the three and nine months ended September 30, 2021 and, 2020. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.6 million and $18.7 million to deferred revenue, current, and approximately $971,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $102,000 and $90,000 is classified as noncurrent, as of September 30, 2021 and December 31, 2020, respectively.

Common Stock Purchase

In July 2021, two members of the Company’s board of directors and its Chief Executive Officer purchased 12,175 shares of the Company’s common stock for a total purchase price of approximately $60,000. In September 2021, its Chief Medical Officer purchased 5,100 shares of the Company’s common stock for a total purchase price of approximately $21,000. The Company’s common stock shares were purchased in the open market at market price.

12. Commitments and Contingencies

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

The future minimum lease payments for the new facility as of September 30, 2021 are as follows (in thousands):

Period ending:
Three months ending December 31, 2021	$149
Year ending December 31, 2022	610
Year ending December 31, 2023	628
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Total	$2,756

Rent expense was approximately $156,000 and $129,000 for the three months ended September 30, 2021 and 2020, respectively, and $474,000 and $344,000 for the nine months ended September 30, 2021 and 2020, respectively. The Company has recorded approximately $77,000 and $37,000 to deferred rent and lease incentive obligation, classified as current other liabilities, and approximately $382,000 and $223,000 to deferred rent and lease incentive obligation, classified as noncurrent other liabilities, on its condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2021 and December 31, 2020, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings for legal complaints filed during the year ended December 31, 2020, and as of September 30, 2021, there were no other pending legal proceedings.

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

In September 2021, Cantor Fitzgerald & Co. (“Cantor”) filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company alleging that it breached a letter agreement with Cantor and owe Cantor approximately $1.8 million, including attorney’s fees for a financing fee related to the Company’s equity offering in August 2021. The Company believes that the claims in this complaint are without merit and intend to defend vigorously against them. The Company has filed an answer to the complaint and the parties have scheduled a mediation proceeding.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of September 30, 2021 and December 31, 2020.

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

None of these events have occurred as of September 30, 2021.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and will receive additional milestone payments from Kermode as certain phases defined in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a single digit percentage royalty of net sales from those products. None of these events occurred as of September 30, 2021.

MedImmune Limited License Agreement

In July 2021, the Company executed the MedImmune License Agreement (see Note 4). As additional consideration under this agreement, the Company will pay MedImmune milestone payments upon the achievement of certain regulatory approvals, for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. There are no development milestone payments. MedImmune is entitled to royalty payments based on aggregate net sales in the low to mid-teens. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, MedImmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license. None of these events occurred as of September 30, 2021.

13. Subsequent Events

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against its former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy the Company allege were not permitted by the agreement with the landlord. The Company seeks to recover rent paid under protest, its deposit, moving and relocation expenses and consequential damages arising from disruption to its operations. The Company will account for any possible gain that may result from this complaint upon settlement.

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

In 2019 we announced the development of a novel antibody discovery and production platform technology called ʎPEX™ (pronounced ‘apex’). This technology complements and further extends the capabilities of MabIgX® to quickly screen large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the development of COVID-19 mAbs. We also announced initiation of research and development activities of our monoclonal antibody programs for COVID-19 called AR-712 and AR-701.

In July 2021, we announced that our COVID-19 mAb cocktail AR-712 binds and neutralizes the Delta variant virus SARS COV2 at a highly effective level (IC50 ~20ng/mL). Binding and viral neutralization analyses project that AR-712 will be effective against all variants on the U.S. Center for Disease Control’s Variants of Interest and Variants of Concern lists. The dual antibody cocktail will be delivered as an inhaled treatment and is expected to provide broad coverage of all known high-risk variants. In addition, we announced the preclinical development services support from the National Institute of Allergy and Infectious Diseases (“NIAID”) at the National Institutes of Health (“NIH”) which provided further demonstration of strong therapeutic efficacy of inhaled delivery in a SARS-COV2 hamster challenge model. AR-712 achieved reversal of disease in infected animals at an inhaled dose of 1mg/kg, equivalent to a ~10mg dose in humans from a nebulizer. These results confirmed our efficacy studies showing highly efficient dosing by inhalation. For reference purposes, the dose of commercially available COVID antibody therapies is in the range of 500mg to 1,200mg. AR-712 is being developed as a self-administered, out-patient treatment for COVID-19 patients who are not yet hospitalized. The product candidate is designed to substantially lower the barrier to treatment of COVID-19 patients and encourage treatment much earlier in the course of their disease within the patients’ own homes. The manufacturing of clinical trial drug supplies has been delayed. Currently, we expect the clinical Phase 1/2 study to be launched in the first half of 2022.

Our lead product candidate, AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with hospital-aquired pneumonia (“HAP”) and ventilator-associated pneumonia (“VAP”). In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of VAP. This AR-301 Phase 3 study remains blinded, and the independent Data Monitoring Committee with access to unblinded data continues to monitor study subjects for safety and has not conveyed any safety concerns (i.e., thus far an un-remarkable safety profile). The on-going COVID-19 pandemic has caused an impact on patient enrollment globally and the rate of clinical site activation. The activation of AR-301 clinical trial sites progressed globally during the pandemic, but the patient enrollment slowed due to the prioritization of the intensive care units (“ICU”) around the world to COVID-19 patients. As countries start to emerge from the pandemic, we expect patient enrollment to improve, and enrollment to be complete in late first half of 2022. As such, we expect to deliver top-line data by approximately mid-2022.

In July 2021, we announced an in-licensing agreement with MedImmune Limited, a wholly owned subsidiary of AstraZeneca, for the worldwide commercial rights of suvratoxumab, which is a half-life extended human IgG1 monoclonal antibody that also targets the alpha toxin produced by S. aureus. Suvratoxumab is a fully human, IgG1 monoclonal antibody targeting S. aureus alpha toxin. This product is given the product code ‘AR-320’. As with AR-301, AR-320’s mode of action is independent of the antibiotic resistance profile of S. aureus, and it is active against infections caused by both methicillin-resistant S. aureus (“MRSA”) and methicillin-susceptible S. aureus (“MSSA”). Suvratoxumab and AR-301 are complementary products. Suvratoxumab’s focus on preventive treatment of S. aureus pneumonia complements Aridis’ AR-301 Phase 3 mAb program which is being developed as a therapeutic treatment of S. aureus pneumonia. A multinational, randomized, double blinded, placebo controlled Phase 2 study conducted by AstraZeneca (n=196 patients) showed that mechanically ventilated ICU patients colonized with S. aureus who are treated with suvratoxumab saw a relative risk reduction of pneumonia by 32% in the overall intend to treat study population, and by 47% in the prespecified under 65 year old population, which is the target population in the planned Phase 3 study. The relative risk reduction in the target population reached statistical significance, and was also associated with a substantial reduction in the duration of care needed in the ICU and hospital [see https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(20)30995-6/fulltext]. We believe that AR-320 will be first-line treatment, first to market, first-in-class pre-emptive treatment of S. aureus colonized patients. The same first-line, first to market and first-in-class strategy applies to the acute treatment with the monoclonal antibody AR-301, which we believe makes us a leader in this respiratory health space.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”). During the third quarter of 2019, the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The Safety Monitoring Committee (“SMC’) and Data Safety Monitoring Board (“DSMB”) from the Cystic Fibrosis Foundation supported that the study proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis. The on-going COVID-19 pandemic has caused an impact on the rate of clinical site activation. We provisionally expect to complete enrollment of the Phase 2a portion with cystic fibrosis subjects in early 2022 with top-line data available during the first half of 2022.

To date, we have devoted substantially all our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR-320 and AR-501. Our expenses and resulting cash burn during the nine months ended September 30, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, the pre-launch activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP, preclinical development of AR-712 COVID-19 mAb, and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $33.4 million and $22.3 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021 we had approximately $18.2 million of cash and cash equivalents and had an accumulated deficit of approximately $156.5 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities and from general and administrative costs associated with our operations.

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

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. Such estimates include those related to the evaluation of our ability to continue as a going concern, our best estimate of standalone selling price of revenue deliverables, useful lives of long lived assets, classification of deferred revenue, income taxes, assumptions used in the Black-Scholes-Merton (“BSM”) model to calculate the fair value of stock based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We recognize revenue as or when the performance obligations under the contract are satisfied. We receive payments from our customers based on payment schedules established in each contract. We record any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on the condensed consolidated balance sheet. Amounts recognized as revenue, but not yet received or invoiced, are recorded within other receivables on the condensed consolidated balance sheet. Amounts are recorded as other receivables on the condensed consolidated balance sheet when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the three and nine months ended September 30, 2021 and 2020, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by the relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. At each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change $
Revenue:	(unaudited)	(unaudited)
Grant revenue	$417	$—	$417
License revenue	98	—	98
Total revenue	515	—	515
Operating expenses:
Research and development	19,842	4,161	15,681
General and administrative	1,699	1,631	68
Total operating expenses	21,541	5,792	15,749
Loss from operations	(21,026)	(5,792)	(15,234)
Other income (expense):
Interest income, net	1	6	(5)
Other income	23	—	23
Net loss	$(21,002)	$(5,786)	$(15,216)

Grant Revenue. Grant revenue increased to approximately $417,000 for the three months ended September 30, 2021 from zero for the three months ended September 30, 2020 due to the achievement of the first of four development-based milestones related to the Phase 2a clinical trial under the award from the CFF in the third quarter of 2021 and no recognition of grant revenue during the third quarter of 2020.

License Revenue. License revenue increased to approximately $98,000 for the three months ended September 30, 2021 from zero for the three months ended September 30, 2020 due to the recognition of revenue related to the out-licensing and product discovery agreement, and a statement of work, with Kermode Biotechnologies, Inc. (“Kermode”) (collectively, the “Kermode Agreement”), which was entered into in February 2021. There was no recognition of license revenue during the third quarter of 2020.

Research and Development Expenses. Research and development expenses increased by approximately $15.7 million from approximately $4.2 million for the three months ended September 30, 2020 to approximately $19.8 million for the three months ended September 30, 2021 due primarily to:

●	an increase of approximately $11.5 million in expenses related to the AR-320 license agreement that we entered into with MedImmune Limited during the third quarter of 2021, of which approximately $6.5 million was related to the issuance of our common stock to MedImmune Limited and a $5.0 million cash payment which is payable to MedImmune Limited by the end of 2021;
●	an increase of approximately $3.0 million in spending on drug manufacturing expenses to prepare for our AR-320 Phase 3 trial, which is expected to start in early 2022.
●	an increase of approximately $0.8 million in spending on research and development activities for our COVID-19 programs;
●	an increase of approximately $0.4 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2a study of our AR-501 program; and
●	an increase of approximately $0.2 million in personnel, consulting and other related costs.

These increases were partially offset by:

●	a decrease of approximately $0.1 million in spending on clinical trial activities for the Phase 3 study of our AR-301 program;
●	a decrease of approximately $0.1 million in spending on other research and development activities.

General and Administrative Expenses. General and administrative expenses increased by approximately $68,000 from approximately $1.6 million for the three months ended September 30, 2020 to approximately $1.7 million for the three months ended September 30, 2021 which was due primarily to increases in Delaware franchise taxes, professional service fees, patent related expenses, and other general facility related costs, partially offset by a decrease in personnel related costs.

Interest Income, Net. Interest income, net decreased by approximately $5,000 from $6,000 for the three months ended September 30, 2020 to approximately $1,000 for the three months ended September 30, 2021. The decrease is primarily due to lower interest rates during the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020.

Other Income. Other income increased by approximately $23,000 from zero for the three months ended September 30, 2020 to approximately $23,000 for the three months ended September 30, 2021. The increase was primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility. There was no sublease agreement or related income during the quarter ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change $
Revenue:	(unaudited)	(unaudited)
Grant revenue	$417	$1,000	$(583)
License revenue	131	—	131
Total revenue	548	1,000	(452)
Operating expenses:
Research and development	29,370	12,725	16,645
General and administrative	5,337	4,853	484
Total operating expenses	34,707	17,578	17,129
Loss from operations	(34,159)	(16,578)	(17,581)
Other income (expense):
Interest income, net	2	77	(75)
Other income	52	—	52
Gain on extinguishment of Paycheck Protection Program loan	722	—	722
Share of loss from equity method investment	—	(9)	9
Net loss	$(33,383)	$(16,510)	$(16,873)

Grant Revenue. Grant revenue decreased to $417,000 for the nine months ended September 30, 2021 from approximately $1.0 million for the nine months ended September 30, 2020 due to the recognition of revenue from the achievement of the first of four development-based milestones related to the Phase 2a clinical trial under the award from the CFF in the third quarter of 2021 and the recognition of revenue from the achievement of one development-based milestone related to the Phase 1 MAD clinical trial in the second quarter of 2020.

License Revenue. License revenue increased to approximately $131,000 for the nine months ended September 30, 2021 from zero for the nine months ended September 30, 2020 primarily due to the recognition of revenue related to the Kermode Agreement, which was entered into in February 2021. There was no recognition of license revenue during the first nine months of 2020.

Research and Development Expenses. Research and development expenses increased by approximately $16.6 million from approximately $12.7 million for the nine months ended September 30, 2020 to approximately $29.4 million for the nine months ended September 30, 2021 due primarily to:

●	an increase of approximately $11.5 million in expenses related to the AR-320 license agreement that we entered into with MedImmune Limited during the third quarter of 2021, of which approximately $6.5 million was related to the issuance of our common stock to MedImmune Limited and a $5.0 million cash payment which is payable to MedImmune Limited by the end of 2021;
●	an increase of approximately $3.0 million in spending on drug manufacturing expenses to prepare for our AR-320 Phase 3 trial, which is expected to start in early 2022.
●	an increase of approximately $1.6 million in spending on research and development activities for our COVID-19 programs;
●	an increase of approximately $0.6 million in personnel, consulting and other related costs;
●	an increase of approximately $0.6 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2a study of our AR-501 program; and
●	an increase of approximately $0.1 million in spending on other research and development activities.

These increases were partially offset by:

●	a decrease of approximately $0.5 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program; and
●	a decrease of approximately $0.3 million in spending on clinical trial activities and drug manufacturing expenses as we continue to wind-down the Phase 2 study of our AR-105 program that was terminated during 2019.

General and Administrative Expenses. General and administrative expenses increased by approximately $484,000 from approximately $4.9 million for the nine months ended September 30, 2020 to approximately $5.3 million for the nine months ended September 30, 2021 which was due primarily to increases in professional service fees, personnel related costs, including stock based compensation, other general facility related costs, and Delaware franchise taxes.

Interest Income, Net. Interest income, net decreased by approximately $75,000 from $77,000 for the nine months ended September 30, 2020 to approximately $2,000 for the nine months ended September 30, 2021. The decrease is primarily due to lower average cash balances during the first nine months of 2021 as compared to the first nine months of 2020.

Other Income. Other income increased by approximately $52,000 from zero for the nine months ended September 30, 2020 to approximately $52,000 for the nine months ended September 30, 2021. The increase was primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility. There was no sublease agreement or related income during the first half of 2020.

Gain on Extinguishment of Paycheck Protection Program Loan. Gain on extinguishment of the PPP loan of approximately $722,000 for the nine months ended September 30, 2021 is related to the forgiveness of our loan from the Small Business Administration and release of financial obligation from our lender, Silicon Valley Bank, in May 2021. There was no extinguishment of debt in 2020.

Share of Loss in Equity Method Investment. Loss from equity method investment decreased by approximately $9,000 from $9,000 for the nine months ended September 30, 2020 to zero for the nine months ended September 30, 2021 which was due to there being no share of losses from our equity method investment recorded in the first half of 2021 as the net book value of the investment has been zero since March 31, 2020.

Liquidity, Capital Resources and Going Concern

As of September 30, 2021 we had approximately $18.2 million of cash and cash equivalents and had an accumulated deficit of approximately $156.5 million.

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

As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, we were obligated to issue an additional 124,789 shares of unregistered common stock to the investors in our October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, we issued 124,789 shares to our common stockholders, who purchased in October 2020, with a fair value of approximately $986,000 which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our condensed consolidated statement of changes in stockholders’ deficit for the nine months ended September 30, 2021.

On August 2, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of our common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of our common stock (the “Warrants”). The combined purchase price of each share of common stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of common stock and accompanying Warrant, minus $0.001). We received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and our estimated offering expenses, net proceeds were approximately $23.3 million.

As a result of the August 2021 registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, we are obligated to issue an additional 634,600 shares of unregistered common stock to the investors in our October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements. In August 2021, we issued 634,600 shares to our common stockholders, who purchased in October 2020 and March 2021, with a fair value of approximately $3.1 million which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our condensed consolidated statement of changes in stockholders’ deficit for the nine months ended September 30, 2021.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the nine months ended September 30, 2021 and the year ended December 31, 2020. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):	(unaudited)	(unaudited)
Operating activities	$(19,207)	$(15,381)
Investing activities	(573)	(33)
Financing activities	29,769	729
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,989	$(14,685)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $19.2 million for the nine months ended September 30, 2021, which was primarily due to our net loss of approximately $33.4 million, an increase of approximately $1.0 million in accounts receivable and the non-cash gain of approximately $722,000 related to the gain on extinguishment of our PPP loan resulting from the SBA’s forgiveness of our loan. The cash used in operating activities was partially offset by an increase of approximately $5.3 million in accrued liabilities and other, an increase of approximately $952,000 in deferred revenue, resulting from the Kermode Agreement and the CFF grant, an increase of approximately $824,000 in accounts payable, a decrease of approximately $335,000 in other receivables, and the non-cash charges of approximately $6.5 million related to issuance of our common stock in connection with the MedImmune license agreement entered into during the third quarter of 2021, $1.7 million related to stock-based compensation and approximately $278,000 in depreciation and amortization.

Net cash used in operating activities was approximately $15.4 million for the nine months ended September 30, 2020, which was primarily due to our net loss of approximately $16.5 million, an increase of approximately $488,000 in capitalized contract costs, resulting from the SAMR License Agreement, a decrease of approximately $619,000 in accrued liabilities and other, and a decrease of approximately $522,000 in accounts payable. The cash used in operating activities was partially offset by a decrease of approximately $702,000 in prepaid expenses, a decrease of approximately $263,000 in other receivables, and the non-cash charges of approximately $1.6 million related to stock-based compensation and approximately $252,000 in depreciation and amortization.

Cash Flows from Investing Activities.

Net cash used in investing activities of approximately $573,000 during the nine months ended September 30, 2021, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility during the first nine months of 2021.

Net cash used in investing activities of approximately $33,000 for the s nine months ended September 30, 2020, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $29.8 million during the nine months ended September 30, 2021 was primarily due to net proceeds received from registered direct offerings of our common stock in March and August 2021 and net proceeds received from stock option exercises.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of September 30, 2021” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 1, 2021, Cantor Fitzgerald & Co. (“Cantor”) filed a complaint in the Supreme Court of the State of New York, County of New York, against us alleging that we breached a letter agreement with Cantor and owe Cantor approximately $1.8 million, including attorney’s fees for a financing fee related to our equity offering in August 2021. We believe that the claims in this complaint are without merit and intend to defend vigorously against them. We have filed an answer to the complaint and the parties have scheduled a mediation proceeding.

We submitted a complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations.

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

Aridis Pharmaceuticals, Inc.

Dated: November 10, 2021	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2021	By:	/s/ Fred Kurland
Fred Kurland Chief Financial Officer
(Principal Financial Officer)