Form 10-K
period 2021-12-31
Aridis Pharmaceuticals, Inc.
filed 2022-04-13
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2021 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Capital Market on that date, was approximately $72.5 million. For purposes of this disclosure, shares of common stock held by an officer, a director and an affiliated shareholder have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

On April 11, 2022, the registrant had 17,701,592 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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

Risk Factor Summary –

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

Item 1.Business –

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent a fundamentally new treatment approach in the infectious disease market and are designed to overcome key issues associated with current therapies, including drug resistance, short duration of response, tolerability, negative impact on the human microbiome, and lack of differentiation between treatment alternatives. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial and viral infections, primarily hospital-acquired pneumonia, or HAP, ventilator-associated pneumonia, or VAP, cystic fibrosis, and COVID-19 Our clinical stage product candidates have exhibited promising preclinical data and clinical data. Our lead product candidate, AR-301, targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. Current clinical development activities are focused on AR-301, AR-320, AR-701, and AR-501.

The majority of candidates from our product pipeline are derived by employing our differentiated antibody discovery platform called MabIgXTM and lPEXTM. This platform is designed to comprehensively screen the B-cell repertoire and isolate human antibody-producing B-cells from individuals who have either successfully overcome an infection by a particular pathogen or have been vaccinated against a particular pathogen. We believe that B-cells from these patients are the ideal source of highly protective and efficacious mAbs which can been administered safely to other patients. lPEXTM complements and further extends the capabilities of MabIgX to quickly screen large number of antibody producing B-cells from patients and generation of high mAb producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches.

Our initial clinical indication for AR-301 is for adjunctive therapeutic treatment with standard of care, or SOC, antibiotics for HAP and VAP. AR-320 is being developed as a pre-emptive treatment of mortality and morbidity associated with HAP and VAP in the intensive care units, or ICUs, remain high despite aggressive treatment with SOC antibiotics. Current SOC antibiotics used to treat HAP and VAP typically involve a combination of several broad spectrum antibiotics that are prescribed empirically at the start of treatment. The specific empirical antibiotic regimens that are prescribed vary widely among physicians, and generally results in modest clinical benefits due to a number of reasons, including the frequent mismatch of the antibiotics regimen to the etiologic agent and/or infection by an antibiotic resistant strain. Recently, rapid diagnostic tests have been introduced that allow the identification of infection-causing agents within hours. These increasingly common tests allow physicians to prescribe a more appropriate antibiotics regimen, and eventually targeted anti-infectives such as AR-301, AR-320, and AR-101 earlier in the course of infection. This evidenced-based treatment approach is designed to remove issues associated with empirical broad-spectrum antibiotics such as inappropriate antibiotic selection and promotion of antibiotic resistance. In contrast to the lack of differentiation among SOC antibiotics, mAbs are highly differentiated from SOC antibiotics in mechanism of action, pharmacokinetic and pharmacodynamic profile, and thus are well suited to complement antibiotics when used together. As an adjunctive treatment, AR-301 has the potential to improve the effectiveness of SOC antibiotics and cover antibiotic resistant S. aureus strains, while not competing directly with antibiotics. To emphasize the benefits of our product candidates as an adjunctive therapy, we design clinical trials based on superiority endpoints.

In July 2021, we announced an in-licensing agreement with MedImmune Limited, a wholly owned subsidiary of AstraZeneca, for the worldwide commercial rights of suvratoxumab, which is a half-life extended fully human IgG1 monoclonal antibody that targets the alpha toxin produced by S. aureus. This product is given the product code ‘AR-320’. As with AR-301, AR-320’s mode of action is independent of the antibiotic resistance profile of S. aureus, and it is active against infections caused by both MRSA and MSSA. Suvratoxumab and AR-301 are complementary products. Suvratoxumab’s focus on preventive treatment of S. aureus pneumonia complements Aridis’ AR-301 Phase 3 mAb program which is being developed as a therapeutic treatment of S. aureus pneumonia. We believe that AR-320 will be first-line treatment, first to market, first-in-class pre-emptive treatment of S. aureus colonized patients. The same first-line, first to market and first-in-class strategy applies to the acute treatment with the monoclonal antibody AR-301, which we believe can make us a global leader in this space.

AR-320 is being developed for pre-emptive treatment of high-risk patients under 65 years old for prevention of nosocomial pneumonia caused by S. aureus, which is associated with significant morbidity and mortality despite current standard of care, including antibiotics and infection control practices like ventilator-associated pneumonia (VAP) bundles.  Currently, there are no treatments available for prevention or early preemptive management of patients at high-risk of developing S. aureus pneumonia. Suvratoxumab has the potential to address this unmet medical need by reducing the incidence of S. aureus pneumonia in patients at high-risk of developing the disease, e.g., mechanically ventilated patients in the intensive care unit (ICU) who are colonized with S. aureus in their respiratory tract.

HAP and VAP pose serious challenges in the hospital setting, as SOC antibiotics are becoming inadequate in treating infected patients. There are approximately 3,000,000 cases of pneumonia reported in the U.S. per year and approximately 628,000 annual cases of HAP and VAP caused by gram negative bacteria and MRSA (DRG, 2016). These patients are typically at high risk of mortality, which is compounded by other life-threatening co-morbidities and the rise in antibiotic resistance. Epidemiology studies estimate that the probability of death attributed to S. aureus ranges from 29% to 55% and for P. aeruginosa ranges from 24% to 76%. In addition, pneumonia infections can prolong patient stays in ICUs and the use of mechanical ventilation, creating a major economic burden on patients, hospital systems and payors. For example, ICU cost of care for a ventilated pneumonia patient is approximately $10,000 per day in the U.S., and the duration of ICU stays are typically twice that of a non-ventilated patient (Infection Control and Hospital

Epidemiology. 2010, vol. 31, pp. 509-515). The average cost of care per pneumonia patient is approximately $41,250 which increases 86% for HAP/VAP patients to approximately $76,730. We estimate that our three clinical mAb candidates have an addressable market of $25 billion and the potential to address approximately 325,000 HAP and VAP patients in the U.S.

Our proprietary pipeline is primarily focused on severe lung infections and is comprised of six wholly-owned product candidates which are highlighted below.

Figure 1

Our Product Pipeline

●	AR-301 is a fully human immunoglobulin 1, or IgG1, mAb targeting the gram-positive bacteria S. aureus alphatoxin. We are developing AR-301 initially as an adjunctive immunotherapy in combination with SOC antibiotics to treat acute pneumonia caused by S. aureus infection. We filed an Investigational New Drug Application, or IND for AR-301 in June 2015. We completed a randomized, double-blind, placebo-controlled Phase 2a trial in 48 HAP and VAP patients. The trial met its primary endpoint of tolerability. AR-301 was generally well tolerated with no serious adverse events, or SAEs, related to the product candidate, and its pharmacokinetic properties were consistent with that of human IgG1. In addition, the trial showed trends towards benefit in various patient benefits related endpoints, including improvements in time on ventilator for VAP patients, microbiological eradication rate, time to microbiological eradication, and overall ICU and hospital stays for AR-301 plus SOC antibiotics compared to antibiotics alone. We initiated a Phase 3 pivotal trial in VAP patients in January 2019. AR-301 has been granted Fast-Track designation by the FDA, orphan drug designation in the EU, and has filed for orphan drug designation in the U.S.
●	AR-320 is a fully human, IgG1 monoclonal antibody targeting S. aureus alpha toxin. AR-320 is active against infections caused by both MRSA and MSSA. Suvratoxumab’s focus on preventive treatment of S. aureus pneumonia complements Aridis’ AR-301 Phase 3 mAb program which is being developed as a therapeutic treatment of S. aureus pneumonia. A multinational, randomized, double blinded, placebo controlled Phase 2 study conducted by AstraZeneca (n=196 patients) showed that mechanically ventilated ICU patients colonized with S. aureus who are treated with suvratoxumab saw a relative risk reduction of pneumonia by 32% in the overall intend to treat (“ITT”) study population, and by 47% in the prespecified under 65 year old population, which is the target population in the planned Phase 3 study. The relative risk reduction in the target population reached statistical significance, and was also associated with a substantial reduction in the duration of care needed in the ICU and hospital [see https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(20)30995-6/fulltext].
●	AR-501 (Panaecin) is a broad spectrum small molecule anti-infective we are developing in addition to our targeted mAb product candidates. This product candidate is currently in a Phase 1/2a clinical study and is funded by the Cystic Fibrosis Foundation. AR-501 is administered as an inhalable aerosol to treat lung infections in cystic fibrosis patients. Preclinical studies have shown that mice infected with P. aeruginosa can be rescued with a single inhalation exposure of aerosolized AR-501. We filed the IND application and subsequently initiated a Phase 1/2a trial in December 2018. The Phase 1 portion of the clinical study in healthy adults has been completed and results were reported in 2020. We have initiated a phase 2a clinical study in cystic fibrosis patients in the first half of 2021. AR-501 has been granted Fast-Track and Qualified Infectious Disease Product (QIDP) designations by the FDA.
●	AR-701 is a cocktail of fully human mAbs discovered from convalescent COVID-19 patients that are directed at multiple protein epitopes on the SARS-CoV-2 virus. It is formulated for delivery via intramuscular injection or inhalation using a nebulizer. Both mAbs in the AR-701 cocktail neutralized all authentic SARS-CoV-2 beta, gamma, delta, epsilon, and omicron variants in vitro and when used either individually or in combination, conferred complete eradication of virus from Omicron infected mice and protection against disease pathology.
●	AR-401 is our mAb discovery program aimed at treating infections caused by Acinetobacter baumannii, a gram-negative bacterium that is increasingly prevalent in blood stream, lung, and skin infections. We used our MabIgX technology to identify novel targets and select several fully human mAb candidates that bind to outer membrane proteins of the bacteria. We intend to select a development candidate for additional preclinical studies.
●	AR-101 is a fully human immunoglobulin M, or IgM, mAb targeting the gram-negative bacteria P. aeruginosa serotype O11. We filed an Investigational Medicinal Product Dossier, or IMPD, with the European Union (EU) in October 2004. We have completed a Phase 1 trial in healthy adults and a Phase 2a trial in 27 HAP and VAP patients. In the Phase 2a trial, AR-101 plus SOC antibiotics was generally well tolerated. The per protocol population (defined as study patients who completed the study without any major protocol deviation) demonstrated numeric improvement over standalone antibiotics across multiple clinical endpoints, including initial clinical resolution rate, time to initial clinical resolution, time on ventilator or in ICU and all-cause mortality was seen. AR-101 has been granted orphan drug designation in the U.S. and in the EU. This program is licensed to the Serum Institute of India and Hepalink.
●	AR-201 is a fully human IgG1 mAb with high affinity for respiratory syncytial virus, or RSV, glycoprotein F and neutralizes diverse clinical isolates of RSV. In in vivo preclinical studies, AR-201 has shown to be 12-fold more potent than Synagis in a head-to-head comparison study, a currently marketed drug for pediatric RSV. AR-201 has also been shown to bind to RSV strains that are resistant to Synagis. This program is licensed exclusively to the Serum Institute of India.

To date, we have raised over $152 million in public and private investments. Furthermore, we have been able to augment our own financial resources by obtaining approximately $53 million of non-dilutive awards and grants, including approximately $32 million from the Department of Health and Human Services, or DHHS, the National Institute of Health, or NIH, and the Biomedical Advanced Research and Development Authority, or BARDA, and approximately $12 million from the Department of Defense, Program for Appropriate Technology in Health (PATH), Gates Foundation, the Cystic Fibrosis Foundation and other strategic research and development collaborations. We believe that our ability to attract significant financial investments and grant funding underscores the recognized need for new anti-infective products and the strength of our product candidate portfolio.

We have assembled a senior management team with substantial product development experience and a successful track record of navigating complex drug development and regulatory pathways. Our management team has over 175 years of combined drug development experience from proven biopharmaceutical companies, such as Abgenix, Inc. Aviron, Genentech, Inc., GlaxoSmithKline plc, F. Hoffmann-La Roche, MedImmune (AstraZeneca), and Novartis AG among others, and has contributed to the development and launch of products with multi-billions in annual sales.

Strategy

Our goal is to become a global leader in anti-infective immunotherapy by discovering, developing and commercializing best-in-class mAbs with the potential to significantly improve upon SOC treatments for life-threatening infections. Key elements of our strategy are as follows:

●	Leverage the favorable regulatory environment in infection diseases to expedite approval pathways for our product candidates. We intend to closely interact with the FDA, the European Medicines Agency, or the EMA, and other regulatory agencies to create efficient clinical development plans and expedite approval pathways for our product candidates. For development outside of the U.S., we will evaluate potential regional collaborations which may lead to more rapid and cost-effective path to market compared to a standalone strategy. Consistent with this strategy, we completed a licensing agreement with Serum AMR Products, an affiliate of Serum International BV (SIBV) and the Serum Institute of India, Ltd. The agreement grants Serum AMR a license to multiple programs from us for certain limited territories and access our MabIgX® platform technology for asset identification and selection. As with our prior out-licensing transaction involving several of our mAb programs to Shenzhen Hepalink Pharmaceuticals for the China territory, this transaction allows for the introduction of innovative anti-infective therapies that are effective against antibiotic resistant infections to a broader area of the world where antimicrobial resistance is particularly high.
●	Obtain favorable regulatory designations that will fast track our product candidates. Regulatory designations can provide numerous benefits for our product candidates, including expedited development pathway and review, market exclusivity, premium pricing and faster product adoption among others. We plan to obtain QIDP, Fast-track, and Breakthrough Therapy designations for our existing and future product candidates to enhance their likelihood of approval and commercial success. To date, we have successfully received Fast Track Designation for AR-301, AR-320, and AR-105, orphan drug designation in the U.S. for AR-101 and orphan drug designation in the EU for AR-301 and AR-101. We have obtained QIDP, and Fast-track designations for AR-501.
●	Demonstrate pharmacoeconomic benefits of our product candidates. We aim to change the treatment paradigm of infectious disease by focusing on the pharmacoeconomic benefits of our product candidates. We utilize superiority clinical trial designs rather than non-inferiority designs typically used by antibiotics, as positive outcomes from such trials can better demonstrate efficacy and safety advantages of our product candidates. We target indications where our product candidates may address drivers of high cost of care in hospital settings, such as time on ventilator, ICU stay and hospital stay. In addition, we will continue to invest resources in market research to better identify and quantify pharmacoeconomic benefits of our product candidates.
●	Implement a targeted commercialization strategy. Our core therapeutic indications can be addressed with a relatively small, specialized sales organization. As such, we may develop and operate our own dedicated sales force to directly market our products in the U.S., to hospitals. For geographies outside of the U.S., we may seek commercial partners with more regional expertise to maximize the commercial value of our products.
●	Employ the advantages of our lPEX and MabIgX antibody discovery platforms as a basis to expand our product pipeline. We believe our lPEX and MabIgX platforms offer us distinct advantages over our peers in terms of new product candidate discovery and development. We can screen and identify functionally optimized B-cells from patients, and manufacture mAbs, faster than traditional technologies. Our differentiated approach reduces mAb discovery and manufacturing time compared to traditional technologies. We believe that using our technology, clinical drug supplies can be manufactured within one year from screening the patient’s blood. We intend to continue to use our platform technologies to generate new product candidates for bacterial, viral, and other infectious diseases where mAb immunotherapy has the potential to address deficiencies of current treatment alternatives.
●	Continue to pursue grant funding and strategic collaborations. To date, we have been awarded more than $53 million in non-dilutive grant funding. We believe that the industry’s need for novel products, such as our product candidates, makes non-dilutive funding from governmental agencies and research organizations more accessible. Furthermore, our robust pipeline of wholly-owned product candidates and highly productive discovery platform offer opportunities for value-accretive partnerships. We will continue to pursue grant funding and strategic collaborations in addition to traditional financings.

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

Figure 2

Potential Addressable Patient Population of our mAbs AR-301 and AR-320

	AR-301
	Potential Addressable	AR-320
	Patient Population	Potential Addressable
	HAP/VAP	Patient Population
	(approximately)	(approximately)
US	251,600	280,000
EU	53,750	157,000
Japan	90,000	102,000

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

COVID-19 pandemic

The ongoing pandemic of coronavirus disease 2019 (COVID-19) is caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). Worldwide as of February 2022, more than 431 million cases have been confirmed, with more than 5.93 million deaths attributed to COVID-19. Symptoms of COVID-19 are highly variable, ranging from none to life-threatening illness. The virus spreads mainly through the air when people are near each other. Infection generally lasts for up to two weeks and transmission from an infected person occurs as they breathe, cough, sneeze, or speak. There are several highly efficacious vaccines that are marketed in different regions of the world. Regarding antiviral treatment, two monoclonal antibody-based therapies are available in the US, indicated for early use in cases thought to be at high risk of progression to severe disease. The antiviral remdesivir is also available as another treatment option. However, it is not recommended for people needing mechanical ventilation, and is discouraged altogether by the World Health Organization (WHO) due to limited evidence of its efficacy. Vaccination campaigns are being implemented across the world, with the expectation that it will require one to two years from now to reach the peak coverage of COVID-19 vaccination worldwide. At peak vaccination coverage, surveys have shown that at least a third of the world’s population will remain unvaccinated and an additional approximately 10% or greater of the population who are vaccinated will not be adequately protected. Because SARS-CoV-2 is expected to remain endemic for years to come, the above population remains at-risk of contracting COVID-19. Currently, approximately 80 million cases of COVID-19 infection and 950,000 deaths occurred in the U.S. The COVID vaccination coverage is approximately 65%, with only 28% of the U.S. population having received a booster shot. Given the dominance of the Omicron BA.1 and BA.2 variants, having rendered vaccines and mAbs less effective or ineffective, and the low vaccine booster coverage, the majority of the US population remains vulnerable to COVID-19 infection. Therefore, there is a substantial addressable patient population who will be in need of effective therapeutic intervention.

Our Product Candidates

mAbs represent a fundamentally new immunologic approach for treating bacterial infections that can potentially overcome the problems of toxicity and resistance that may occur with traditional antibiotics when they are used long-term in individual patients and pervasively across patient populations. Our product portfolio consists of candidates that have novel mechanisms of action differing from that of traditional antibiotics and includes five mAb programs, most of which were discovered using our MabIgX platform technology, and one broad spectrum small molecule anti-infective.

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

A Phase 2a clinical trial was conducted to evaluate AR-301 plus SOC antibiotics compared to SOC antibiotics alone to treat HAP and VAP caused by S. aureus. AR-301 is targeted against S. aureus alphatoxin, which is a toxin produced by most S. aureus strains to cause destruction of human cells and tissues. In mouse models AR-301 is effective against S. aureus infections whether or not the bacteria are resistant to conventional antibiotics. We believe AR-301 has the potential to positively impact the outcome of S. aureus infections in patients by improving survival rates and/or shortening the duration of overall hospital stays, the length of time a patient requires mechanical ventilation, and/or the time a patient spends in the ICU.

We initiated the first of two Phase 3 pivotal trials in VAP patients in January 2019, which is currently ongoing. We expect to announce top line results from this trial in the second half of 2022.

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

We also determined microbiological outcomes in the overall study population. Eradication or presumed eradication (cured of pneumonia) was observed in 25 (78.1%) patients treated with AR-301 plus SOC and ten (62.5%) of 16 subjects treated with placebo plus SOC. Details of microbiological outcome by treatment cohort are provided in Figure 6a and the mean time to eradication of S. aureus bacteria also trended shorter in AR-301 treated cohorts as compared to the Placebo cohort (Figure 6b)

Figure 6a

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

Planned Development Activities

We plan to conduct two pivotal clinical trials in pneumonia patients for regulatory approval in the U.S. and Europe. We had an end of Phase 2 meeting with the FDA in June 2017 on the two proposed primary efficacy endpoints, ventilation time and clinical cure, for these two Phase 3 clinical trials. We also submitted a briefing document and received feedback from the EMA’s Scientific Advice experts in January 2018. We have reached concurrence with the FDA on a consolidated single primary endpoint, which may include the components of mortality, ventilation requirements and signs and symptoms of pneumonia and presented these to the EMA. Per discussions with clinical experts in the field, approximately a 15% or more improvement of AR-301 plus SOC over placebo plus SOC on these efficacy outcomes is deemed to be clinically meaningful. The first Phase 3 clinical trial is a randomized, double-blind, placebo-controlled active comparator AR-301 (20 mg/kg) plus SOC versus placebo plus SOC. Subject to the extent of COVID-19 related ICU utilization, we plan to enroll up to 240 VAP microbiologically evaluable patients at approximately 130 clinical sites in over 20 countries. Assuming a treatment effect of clinical cure of 85% versus 65% in active drug treated patients would provide 90% power to demonstrate a statistically significant result. We also reached agreement with the FDA on the size of the safety database required for approval and we plan to include the following safety endpoints: immunogenicity, adverse events, and standard safety laboratory tests. We enrolled the first subject in the first quarter of 2019. The protracted COVID-19 pandemic has continued to cause an impact on patient enrollment globally and the rate of clinical site activation, as has the 2022 war between Russia and Ukraine. Pending the COVID-19 vaccination coverage, resolution of the pandemic and Russia/Ukraine war, we provisionally expect to report top-line data in the second half of 2022.

AR-320

AR-320 or ‘suvratoxumab’ is a human immunoglobulin G1 kappa (IgG1k) monoclonal antibody (mAb) with an extended half-life that binds alpha-toxin (AT) with high affinity and effectively blocks AT pore formation in target cell membranes. AR-320 shares similar mechanism of action as AR-301. The nonclinical pharmacologic program for suvratoxumab includes studies evaluating the ability of suvratoxumab to bind and neutralize AT and determining the frequency of AT expression in S. aureus clinical isolates. Suvratoxumab binds AT with high affinity and effectively blocks AT pore formation in target cell membranes.  The AT gene was present in 99% and expressed by 83% of approximately 1,200 clinical isolates tested. Suvratoxumab effectively neutralizes all AT sequence variants identified in these clinical isolates indicating its epitope is highly conserved.  In vitro, MEDI4893 inhibits AT mediated rabbit red blood cell (RBC) and human lung epithelial, monocytic and keratinocyte cell line lysis.

Pharmacology studies were performed using the non-YTE (i.e., non half-life extended) version of suvratoxumab (known as LC10) because YTE mutations increase antibody half-life and exposure in mice, preventing the use of suvratoxumab directly in murine models.  Other than the YTE modification in suvratoxumab, the sequences of suvratoxumab and LC10 are identical.

Prophylaxis with LC10 reduced disease severity in 3 murine infection models (dermonecrosis, pneumonia, and lethal bacteraemia/sepsis) and in rabbit and ferret pneumonia models. In the lethal S. aureus pneumonia model, LC10 significantly improved survival, preserved lung integrity, and reduced both bacterial load in lungs and bacterial dissemination to the kidneys.  Efficacy of LC10 was demonstrated, both for prophylaxis and adjunctive treatment utilizing the lethal S aureus murine pneumonia model, in both immunocompetent (Hua et al, 2014) and immunocompromised (Hua et al, 2015) mice. The LC10 serum EC90 in the murine pneumonia model was 211 µg/mL, and this value was set as the clinical target level for suvratoxumab in patients. LC10 also reduced lesion size and improved survival in the murine dermonecrosis and lethal bacteraemia/sepsis models.

The nonclinical safety evaluation program for suvratoxumab included a tissue cross-reactivity study and a single-dose toxicity study in cynomolgus monkeys. As predicted for a bacterial target, no specific staining with suvratoxumab was observed using a full panel of normal human tissues in the cross-reactivity study, indicating an absence of cross-reactivity of suvratoxumab with the tested human tissues. Following a single IV infusion, suvratoxumab was well tolerated in cynomolgus monkeys at dosages exceeding the expected human therapeutic dosage. No mortality was observed in the study and during the 12-week observation period there were no adverse suvratoxumab related findings.

Toxicokinetic (TK) analyses confirmed all monkeys were exposed to suvratoxumab and revealed the expected extended half-life of this molecule. An ex vivo AT-neutralization assay demonstrated pharmacodynamic activity of suvratoxumab in serum samples from monkeys administered suvratoxumab confirming that pharmacologically active concentrations of suvratoxumab were attained. As suvratoxumab is a mAb that binds to a bacterial target not expressed in healthy humans or healthy animals, no additional toxicology studies (including reproductive toxicity studies) are planned for suvratoxumab in accordance with International Council for Harmonisation (ICH) S6(R1) guidance for Preclinical Safety Evaluation of Biotechnology-Derived Pharmaceuticals.

Clinical Development

The clinical development of suvratoxumab is aimed to support the target indication of prevention of nosocomial pneumonia caused by S. aureus is a pre-emptive approach, evaluating the effects of suvratoxumab in hospitalized patients with confirmed S. aureus colonisation of the lower respiratory tract.

Suvratoxumab has been evaluated in two clinical studies, including a Phase 1 study in healthy adult volunteers and a Phase 2 study in mechanically ventilated patients at high risk for S. aureus infections. A single Phase 3 study is being proposed to support the Marketing Authorization of suvratoxumab.

Study CD-ID-MEDI4893-1133 was a Phase 1 randomised, double-blind, placebo-controlled, dose-escalation study to evaluate the safety and tolerability of suvratoxumab, administered as a single IV dose of 225, 750, 2250, or 5000 mg, compared to placebo in 33 healthy adult volunteers. Suvratoxumab exhibited linear and dose proportional serum pharmacokinetics (PK), with a half-life (t1/2) of 80-112 days, and no major safety findings were observed.  PK analyses and simulations from this study served as the basis for advancing 2 dosages (2000 mg and 5000 mg) into Study CD-ID-MEDI4893-1139. The 2000 mg dose was selected as the likely efficacious dose because it was the lowest dose expected to maintain a serum AR-320 exposure above 211 μg/mL for 30 days. The 5000 mg suvratoxumab dose was selected to explore maximal efficacy in patients, and to ensure appropriate drug exposure in case there was significantly greater drug clearance in the mechanically ventilated ICU patients compared with the healthy volunteers, which would lead to the 2000 mg dose providing suboptimal exposure.

Study CD-ID-MEDI4893-1139 was a Phase 2, randomised, double-blind, placebo-controlled, single-dose, superiority design study evaluating the efficacy and safety of 2 dosages of suvratoxumab in mechanically ventilated subjects (Francois et al, 2021). These patients were in the ICU and deemed at high risk for S. aureus infections and were currently free of S. aureus-related disease but who were colonised with S. aureus in the lower respiratory tract.

Study enrollment was completed on April 1, 2018, when 767 patients were screened, of whom 213 patients with confirmed S. aureus colonisation of the lower respiratory tract were randomly assigned to the suvratoxumab 2000 mg group (n=15), the suvratoxumab 5000 mg group (n=96), or the placebo group (n=102). The 2000 mg group was discontinued per recommendation from the trial’s data monitoring committee. At 30 days after treatment, 17 (18%) of 96 patients in the suvratoxumab 5000 mg group and 26 (26%) of 100 patients in the placebo group had developed S. aureus pneumonia (relative risk reduction 31·9% [90% CI −7·5 to 56·8], p=0·17), as determined by an independent endpoint adjudication committee (Table 1). The incidence of treatment-emergent adverse events at 30 days were similar between the suvratoxumab 5000 mg group (87 [91%]) and the placebo group (90 [90%]). The incidence of treatment-emergent serious adverse events at 30 days were also similar between the suvratoxumab 5000 mg group (36 [38%]) and the placebo group (32 [32%]). No significant difference in the incidence of treatment-emergent adverse events between the two groups at 90 days (89 [93%] in the suvratoxumab 5000 mg group vs 92 [92%] in the placebo group) and at 190 days (93 [94%] vs 93 [93%]) was observed.  Forty (40%) patients in the placebo group and 50 (52%) in the suvratoxumab 5000 mg group had a serious adverse event at 190 days. In the suvratoxumab 5000 mg group, one (1%) patient reported at least one treatment-emergent serious adverse event deemed related to treatment, two (2%) patients reported an adverse event of special interest, and two (2%) reported a new-onset chronic disease.

Pre-specified analyses (Table 1) were performed for EAC-determined S. aureus pneumonia (primary efficacy endpoint), as well as for the exploratory efficacy endpoints of EAC-determined all-cause pneumonia, and EAC-determined all-cause pneumonia or death.

Table 1. Pre-Specified Subgroup Analyses for Primary Efficacy Endpoint

Endpoint — no. of	Placebo	Suvratoxumab 5000 mg	RRR
subjects (%)	(n = 100)	(n = 96)	(90% CI)*	ARR	P-value*
EAC-determined S. aureus pneumonia	26 (26·0)	17 (17·7)	31·9 (−7·5 to 56·8)	8·3	0.166
EAC-determined all-cause pneumonia	30 (30·0)	20 (20·8)	30·6 (−4·9 to 54·0)	9·2	0.146
EAC-determined all-cause pneumonia or death	42 (42·0)	31 (32·3)	23·1 (−4·9 to 43·6)	9·7	0.164

ARR denotes absolute risk reduction, CI confidence interval, EAC endpoint adjudication committee; mITT modified intent-to-treat, RRR relative risk reduction, S. aureus Staphylococcus aureus.

*RRR (suvratoxumab vs. placebo), 90% CI, and P value based on modified Poisson regression with robust variance.

Two prespecified analyses that were conducted were 1) a subgroup of subjects who are less than or equal to 65 years old and 2) impact on the 5 VAP bundles, which is a clinical outcome improvement assessment (i.e., elevation of the head of the bed, daily sedation vacation and readiness to extubate assessment, peptic ulcer disease prophylaxis, deep vein thrombosis prophylaxis, daily oral care with chlorhexidine). Aging is associated with immunosenescence, progressively reduced innate and adaptive immune response against infections, and a concomitant increased frequency of age-related diseases, inflammatory status and comorbidities such as neurodegenerative diseases, cancer, cardiovascular, and metabolic diseases (Crooke et al, 2019; Barbe-Tuana et al, 2020). As an anti-exotoxin, suvratoxumab does not directly mediate bacterial killing, rather, a competent host immune response is required for bacterial killing. Older patients, such as those > 65 years of age, may not have sufficient immune competency to eradicate the bacterial cells, and may derive less clinical benefits from AR-320 treatment. In the Phase 2 study, 83% of subjects >65 years of age had at least 1 comorbidity compared to 64% of subjects ≤ 65 years of age (including congestive heart failure, COPD, cerebrovascular disease, chronic liver disease, coronary artery disease, diabetes, hypertension, renal insufficiency, etc). Hypertension was the most frequently reported comorbidity, and was higher among >65 years of age (63%) vs those ≤ 65 years of age (44%). A ≤ 65 years old subgroup analysis was prespecified in a Phase 2 study. Results of the prespecified subgroup analyses of the primary endpoint are shown in Figure 1.  Compared with placebo, suvratoxumab treatment was associated with a statistically significant reduction of S. aureus pneumonia in subjects ≤ 65 years of age (relative risk reduction [RRR] = 47·4%, 90%CI, 3·5% to 71·4%, P=0.075; Table 2) and in subjects who received all 5 VAP bundles during the course of MV, statistical significant relative risk reduction was achieved (RRR = 46·3%, 90%CI, 2.2% to 70.5%, P=0.075). Post hoc analysis also demonstrated a reduction of S. aureus pneumonia in suvratoxumab-treated subjects with a low S. aureus LRT colonisation load (RRR = 66·7%, 90%CI, 21·3% to 86·2%, P=0.069) (Figure 1).

Figure 1. Results of Pre-Specified Subgroup Analyses

Note: Overall RRRs and 90% CI were calculated with Poisson regression with robust variance.  Subgroup analyses were prespecified.  Subgroup RRRs and 90% Cis were based on the unconditional CI on the ratio of proportions.  Abx= antibiotics; CT= cycle threshold; RRR= relative risk reduction; VAP= ventilator-associated pneumonia.  Subgroup analysis of S. aureus colonisation load was done as a post-hoc analysis. Preventive VAP measures (bundles) were elevation of the head of the bed, daily sedation vacations and extubation readiness assessment, peptic ulcer disease prophylaxis, deep vein thrombosis prophylaxis and daily oral care with chlorhexidine.

Efficacy analyses of the prespecified subgroup of subjects ≤ 65 years of age provided consistent magnitude of absolute risk reduction across the primary and key exploratory endpoints of EAC-determined S. aureus pneumonia (primary efficacy endpoint), as well as for EAC-determined all-cause pneumonia, and EAC-determined all-cause pneumonia or death (exploratory efficacy endpoints) as shown in Table 2.

Table 2. Efficacy Analysis on the Prespecified Subgroup of Subjects ≤ 65 years of age

		MEDI4893	Absolute	Relative Risk
EAC-Endpoint	Placebo	5000 mg	Risk	Reduction
Definition	N = 69	N = 59	Reduction	(90% CI)	P Value	NNT
S. aureus Pneumonia	20 (29.0%)	9 (15.3%)	13.7%	47.4% (3.5%, 71.4%)	0.075	7.3
S. aureus-Only Pneumonia	5 (7.2%)	0	7.2%	100% (33.5%, 100%)	ND	13.9
All-Cause Pneumonia	22 (31.9%)	10 (16.9%)	15%	46.8% (6.3%, 69.9%)	0.055	6.7
All-Cause Pneumonia or Death	29 (42.0%)	17 (28.8%)	13.2%	31.4% (-5.4%, 55.2%)	0.131	7.6

NNT = numbers needed to treat

The duration of healthcare resource utilization analyses (Table 3 and Table 4) suggested trends in reduction of HRU in the mITT, those ≤ 65 years old. In addition, the duration of HRU were also shorter in HRU duration among subjects who developed EAC S. aureus pneumonia.

Table 3. Duration of Healthcare Resource Utilization Analyses

	Overall Study Population			Subjects ≤65 Years of Age
	Placebo	Suvratoxumab	Days Saved/	Placebo	Suvratoxumab	Days Saved/
Health Resource	N=100	N=96	Subject	N=69	N=59	Subject
Hospital duration
Mean hospitalisation duration (days)	37.9	35.2	2.7	39.1	30.3	8.8
ICU duration
Mean ICU duration (days)	20.5	18.5	2.0	20.0	16.7	3.3
MV duration
Mean MV duration (days)	15.3	14.2	1.1	14.6	12.7	1.9
Systemic Antibiotics
Mean antibiotic duration (days)	21.4	20.9	0.2	23.6	18.0	5.6

MV = mechanical ventilation

Table 4. Duration of All Cause Healthcare Resource Utilisation Through Day 91 (mITT Population – Subjects with EAC-determined S. aureus Pneumonia)

			Days Saved/
		MEDI4893	Subject in
	Placebo	5000 mg	MEDI4893
Parameter	N = 26	N = 17	group
Duration of hospitalisation (days)
n	26	17
Mean (SD)	42.2 (24.7)	33.3 (24.6)	8.9
Duration of ICU stay (days)
n	26	17
Mean (SD)	23.3 (17.5)	18.1 (10.3)	5.2
Duration of mechanical ventilation (days)
n	26	17
Mean (SD)	18.7 (16.9)	13.4(6.2)	5.3
Duration of systemic antibiotic usage (days)
n	26	17
Mean (SD)	23.7 (19.0)	18.8 (15.1)	4.9

EAC = Endpoint Adjudication Committee; ICU = intensive care unit; mITT = modified intent-to-treat; SD = standard deviation.

In patients in the ICU receiving mechanical ventilation with PCR-confirmed S. aureus colonisation of the lower respiratory tract, the incidence of S. aureus pneumonia at 30 days following treatment with 5000 mg suvratoxumab than with placebo.  These results support that mAbs represent a promising therapeutic option to reduce antibiotic consumption that require further exploration and studies.

Planned Development Activities

An IND amendment is planned for the second quarter of 2022 to include the final Phase 3 protocol (AR-320-003), in addition to an updated Module 3 for the description of the drug substance and drug product lots produced at a new manufacturing facility, using the same Phase 1-2 Master Cell Bank, and same Phase 1-2 DP formulation.

Study AR-301-003 will be a Phase 3, randomised, double-blind, placebo-controlled, single-dose study to evaluate the efficacy and safety of suvratoxumab in mechanically ventilated adults (≤ 65 years old) and adolescents for the prevention of nosocomial pneumonia caused by S. aureus. Approximately 420 subjects will be enrolled at 200 centres worldwide.  Subjects will be randomly assigned in a 1:1 ratio (210:210) to receive a single IV dose of suvratoxumab (5000 mg) or placebo. Randomisation will be stratified by age group (adults vs. adolescents), country, by whether or not subjects received systemic anti-S. aureus systemic antibiotic treatment, and by whether the subject has underlying COVID-19 infection.  Following investigational product administration on Day 1, subjects will be followed through Day 91. A schematic representation of the study design is presented in Figure 2.

Figure 2. Study Flow Diagram and Additional Design Details

The primary endpoint for this study is the incidence of S. aureus pneumonia through 30 days after a single dose of suvratoxumab in mechanically ventilated subjects at risk for S. aureus pneumonia.  It is anticipated that while a substantial number of mechanically ventilated subjects will continue to require mechanical ventilation throughout the 30-day post-dose period, a number of subjects will be weaned off the ventilator during this period.

Assuming successful outcomes from the proposed Phase 3 study and agency agreement to the development strategy, it is the intent that a Biologics License Application (BLA) will be submitted at the end of the clinical trial

AR-101

AR-101 is a human IgM mAb that we are developing to treat P. aeruginosa, the leading cause of hospital acquired lung infections. AR-101, which we are initially developing as an adjunct therapy for the treatment of HAP and VAP caused by P. aeruginosa serotype O11, binds to the lipopolysaccharide, or LPS, on the cell surface of P. aeruginosa. Serotype O11 is one of the most prevalent P. aeruginosa serotypes in HAP and VAP, representing approximately 23% of cases (Lu et al 2014). It is estimated that the addressable patient population in the U.S., EU and Japan combined is approximately 95,600 patients. AR-101 has been granted orphan drug designation in the U.S. and in the EU. We intend to incorporate a companion diagnostic test based on polymerase chain reaction, or PCR, technology that can rapidly identify P. aeruginosa serotype O11 strains in order to identify those patients most likely to respond to AR-101. We have completed a Phase 1 safety and tolerability trial of single ascending doses of AR-101 in healthy adults and an open-label Phase 2a safety and pharmacokinetics trial of up to three single doses of AR-101 in pneumonia patients. These studies suggested AR-101 to be generally well tolerated in both healthy adults and HAP and VAP patients. Comparison of the per protocol population (n=13) of the Phase 2a study, which excluded four patients from the ITT population (n=17) because they did not complete the treatment regimen, and a contemporaneous control cohort suggested that AR-101 therapy may improve survival, cure rate of the index pneumonia, and time to cure pneumonia.

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

Subsequently, we completed an open-label Phase 2a study in 18 subjects, which was the first study performed in the target indication of patients with severe bacterial pneumonia caused by P. aeruginosa serotype O11. Treatment consisted of three intravenous infusions of 1.2 mg/kg of AR-101 given over two hours on days one, four and seven for a total dose of 3.6 mg/kg. The 30-day survival rates were 82% in the intent-to-treat (ITT; 17 subjects) and 100% in the per protocol (13 subjects) populations, respectively. Clinical resolution of pneumonia was observed in 76% of patients in the ITT population and 100% of patients in the per protocol population. Microbiological resolution was observed in six subjects, representing 35% of the ITT population and 31% of the per protocol population. The time to resolution of pneumonia was 14 days and nine days in the ITT and per protocol populations, respectively. The time to extubation or cessation of ICU management was 22 days in the ITT and 13 days in the per protocol populations, respectively. Measurements of clinical status improved promptly in parallel with clinical resolution of disease.

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

Figure 8

AR-101 Phase 2 Trial Comparison of Adjunctive (AR-101 + Antibiotics)

to Cohort (Antibiotics Alone) Groups

Contemporaneous
	AR-101 + Antibiotics	AR-101 + Antibiotics	Cohort
	Intent-to-Treat	Per Protocol	Study Serotype O11
	(n=17)	(n=13)	(n=14)
Mortality (%)	18% (3/17 pts)	0% (0/13 pts)	21% (3/14 pts)
Time to Initial Clinical Resolution of Pneumonia (mean)	14 days ± 10 days SD	9 days ± 2.9 days SD	19 days ± 10 days SD
Initial Clinical Resolution of Pneumonia (%)	76% (13/17 pts)	100% (13/13 pts)	64% (9/14 pts)
Clinical Resolution of Pneumonia on Day 30	65% (11/17 pts)	85% (11/13 pts)	57% (8/14 pts)
Microbiological Resolution on Day 30	35% (6/17 pts)	31% (4/13 pts)	14% (2/14 pts)
Time on Ventilator or Time in ICU*	22 days	13 days	21 days
*	Kaplan-Meier time-to-event estimation of the times where 50% of patients had experienced the event. ‘pts’ = patients

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

AR-701

With the substantial number of people unvaccinated and immunocompromised world-wide, and the emergence of new variants that can evade immune protection, a great need remains for new therapeutics against SARS-CoV-2 that are unlikely to be impacted by its continued evolution. Furthermore, there is a potential treatment advantage of combining Abs that simultaneously inhibit multiple viral functions. AR-701 is a cocktail of two fully human immunoglobulin G1 (IgG1) lambda mAbs AR-720 and AR-703 that inhibits both ACE2 binding and viral fusion. The cocktail directed at the SARS-CoV-2 spike (S-protein) receptor binding domain (RBD) and the stem ‘S2’ region, respectively. AR-701 was identified by screening the blood of COVID-19 convalescent patients. Antibodies directed to the S-protein RBD are generally thought to be required for blockage of viral binding and host cell entry via the human angiotensin converting enzyme 2 (ACE2) receptor, and thus viral neutralizing. RBD is used predominantly as the target in clinical stage vaccines and antibody candidates, with positive clinical responses, with two mAbs receiving Emergency Use Authorization (EAU) from the FDA. AR-703 recognizes all human β-coronavirus and neutralize SARS-CoV and MERS-CoV. It has demonstrated significant prophylactic activity in K18 hACE2 mice infected with SARS-CoV-2 Wa-1, Beta, and Omicron. AR-703 delivered as a single 4 mg/kg intranasal (i.n.) dose to hamsters 12 hours following infection with SARS-CoV-2/Delta protected them from weight loss, with therapeutic activity further enhanced when combined with AR-720, an S1-specific neutralizing mAb. As little as 2 mg/kg of AR-703 i.n. 20 hours following infection with SARS-CoV/Urbani protected hamsters from weight loss and significantly reduced upper and lower respiratory viral burden. These results indicate co-operativity between S1 and S2 specific neutralizing mAbs and that potent universal coronavirus neutralizing mAbs with therapeutic potential may be induced in humans and may inform universal coronavirus vaccine development. AR-701 showed broad binding to SARS-CoV-2 clinical isolates, including recently reported variants of SARS-CoV-2 such as the variants associated with the UK, South Africa, Brazil and Japan SARS-CoV-2, Delta, and Omicron. AR-701 also binds and neutralized SARS and MERS coronaviruses, which were viruses that caused prior pandemic in China and the Middle East, respectively.

Different from other mAb therapies that are under clinical testing, AR-701 is intended to be delivered via inhalation. COVID-19 mAb has been shown to mediate therapeutic treatment benefits and eradication of SARS-CoV-2 infected animals at a lung deposited dose level that is more than 100-fold lower than the dose required to achieve similar levels of efficacy when delivered by the parenteral route of administration (Piepenbrink, et al., Cell Reports Medicine doi: 10.1016/j.xcrm.2021.100218). AR-701 has shown evidence of treatment benefit as low as 0.6 mg/kg of inhaled dose, equivalent to 0.01mg/kg of lung deposited dose (Figure 9).

Figure 9

Intraperitoneal (IP) or instranasal showed eradication of Omicron SARS-CoV-2 in the lungs of infected ACE2 mice and protection from mortality.

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

Our MAbIgX® and lPEXTM Fully Human Antibody Discovery Platform

Our proprietary MabIgX and lPEX discovery platforms enable us to rapidly screen, identify and optimize fully human therapeutic mAb product candidates directly from the B-cells of patients. We have developed a method of selecting rare, potent B-cells isolated either from convalescent individuals who have successfully survived an infection with the pathogen or healthy individuals who have been actively immunized with a vaccine against a target pathogen. These B-cells produce antibodies that are highly relevant for the body’s defense against a particular pathogen and which we believe will be highly protective mAb therapeutic product candidates. Our mAb product candidates are of completely human origin, which we believe maximizes the antibodies’ protection and effector functions and minimizes the risk of adverse reactions.

We believe our MabIgX and lPEX drug discovery platforms, which enable us to rapidly identify and manufacture naturally occurring fully human antibody product candidates, provides us with the following competitive advantages:

●	ability to rapidly screen for rare and potent B-cells to produce differentiated mAb product candidates and expeditiously progress product candidates from target identification to clinical development;
●	broad applicability to produce immunologically and clinically relevant product candidates across all relevant immunoglobulin isotypes, including IgG, IgA, IgM and IgE antibodies;
●	discovery of mAb product candidates with high efficacy due to recognition of epitopes relevant for humans;
●	generation of mAb product candidates that are well tolerated and that have the potential for multiple administrations due to low immunogenicity, or nominal ability to provoke an anti-drug immune response; and
●	ability to rapidly progress to clinical manufacturing by avoiding the need for time consuming recombinant antibody engineering processes and production cell lines.

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

Our lPEXTM platform technology is also designed to discover new monoclonal antibody products directly from patients but extends beyond MabIgX’s utility in its B-cell screening capacity, with its ability to increase mAb productivity from existing mammalian production cell lines, and the involvement of a novel CHO based production cell line technology that differs from MabIgX’s usage of hybridoma cell line. APEX allows for the unbiased discovery of new and highly potent antibodies against pathogens and a methodology to maximize the production/yield of selected antibodies on commercial scale. The platform technology is comprised of a silicon wafer-based array of nanoliter sized tissue microculture wells that enable rapid screening of antibody secreting cells, enabling discovery of potent antibodies against targets such as viruses within one day of a pandemic outbreak. It also features CRISPR (Clustered Regularly Interspaced Short Palindromic Repeats) gene editing enabled activation of endogenous genetic control elements that dramatically increase the yield of biotherapeutic drugs from manufacturing production cell lines, and a proprietary production cell line that is designed to rapidly manufacture multiple monoclonal antibody therapeutics at approximately half the manufacturing cycle time than current available manufacturing technologies. We have licensed the CRISPR gene editing technology from the Broad Institute of MIT and Harvard.

lPEXTM is expected to facilitate the rapid discovery and production of critical therapies for companies operating in the biopharmaceutical, biomanufacturing and biosimilar space. A summary of the lPEX technology suite is shown in Figure 10.

Figure 10

lPEXTM Technology Suite Comprises Several Related Technologies that Enable Rapid Discovery of mAb and Scale up Manufacturing

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

As of December 31, 2021, our patent estate includes approximately 161 issued patents (approximately 32 of which are in the U.S.) and approximately 53 pending patent applications (approximately 8 of which are in the U.S.), which we either own or for which we have an exclusive commercial license (either in its entirety or within our field of use), as is more fully described below.

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

AR-701: Anti-SAR-CoV-2 mAb

Our patent estate for AR-701 includes a patent family titled “Human monoclonal antibodies to SARS-CoV2 and use thereof “ which has been in-licensed from University of Alabama. The provisional applications were filed in 2020 and 2021.

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

Licensing Agreements –

University Licensing Agreements

Broad Institute of MIT and Harvard — Non-Exclusive Manufacturing License Agreement

We entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard (the “Broad Institute”) in 2021 to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants. These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the lPEXTM mAb discovery and manufacturing production technology.

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

The University of Alabama at Birmingham Research Foundation — Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with the University of Alabama at Birmingham Research Foundation (UABRF), a non-profit corporation, for the AR-712 mAb program, which we entered into in 2020. This agreement granted us an exclusive, royalty-bearing license for intellectual property entitled human neutralizing antibodies against SARS-CoV-02/COVID-19. The agreement was amended in 2021 to include the AR-703 mAb program, being UABRF intellectual properties entitled human neutralizing antibodies against SARS-CoV-2 Spike 2 Domain and Uses thereof, and human monoclonal antibodies to SARS-CoV-2 and use thereof. UABRF and Texas Biomedical Research Institute jointly own all rights, title and interest in the intellectual property. The UABRF license agreement also granted us the right to sublicense the technology. UABRF retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government.

The potential development and commercialization milestone payments under the UABRF agreement total up to approximately $5.5 million. No milestones were met or accrued for as of December 31, 2021. We are also obligated to pay UABRF single digit percentage royalties on net sales from us and our sublicensee’s sale of any commercialized licensed product or process, subject to minimum annual amounts starting in 2027. We are obligated to pay UABRF double digit percentage royalties on non-royalty income received during the term of the license agreement, and payments will be reduced by one half for non-royalty income received for a combination product as defined in the agreement. We are responsible for all patent protection expenses.

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

The University of Chicago—Exclusive Licensing Agreement

We are party to an exclusive licensing agreement with The University of Chicago (UChicago) for our AR-301 product candidate, which we entered into in 2018. This exclusive license agreement superseded the co-exclusive license agreement between us and UChicago, which we entered into in 2017. The UChicago agreement granted to us a worldwide exclusive, royalty-bearing license under UChicago’s rights in methods relating to certain licensed patents arising from the disclosure entitled, “Vaccine protection against Staphylococcus aureus pneumonia” regarding the work of Professors Juliane Bubeck Wardenburg and Loaf Schneewind. The UChicago agreement also granted to us the right to sublicense. We paid UChicago aggregate exclusivity payments of $150,000 under the terms of the exclusive license agreement and co-license agreement.

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

The term of the agreement continues until the expiration of the last to expire patents (which is expected to be in 2031), or until the agreement is earlier terminated. We may terminate the agreement upon 90 days’ prior written notice. Additionally, UChicago will have the right to terminate the agreement upon any of the following events:

●	We fail to make a payment within 30 days written notice of default;
●	A breach of the agreement occurs that has not been cured in 30 days;
●	We become insolvent, make an assignment for the benefit of creditors, or if a petition for bankruptcy is filed;
●	We are dissolved or liquidated; and
●	We fail to commence specific clinical trials prior to the fifth (5th) anniversary of the co-exclusive agreement.

The Brigham and Women’s Hospital, Inc.—Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with The Brigham and Women’s Hospital, Inc. (BWH), a non-profit corporation for our AR-105 product candidate, which we entered into in 2010. This agreement granted to us an exclusive, royalty-bearing license under its and Beth Israel Deaconess Medical Center’s, or BIDMC, rights in methods and composition relating to specific binding peptides to P. aeruginosa mucoid exopolysaccharide to make, use and sell products and processes for the treatment of pseudomonas infections in humans that are covered by such patent rights worldwide. The BWH Agreement also granted to us the right to sublicense. BWH and BIDMC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We paid BWH $141,600 within one year of execution of the BWH Agreement.

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

●	We fail to make a payment within 30 days written notice of default;
●	We fail to maintain the insurance requirements as defined in the BWH Agreement;
●	We become insolvent, make an assignment for the benefit of creditors, or if we file a petition for bankruptcy;
●	A breach of the agreement occurs that has not been cured in 60 days; and
●	Substantially all of our assets are seized or attached in a final, unappealed or unappealable order in conjunction with any action brought against it by a third-party creditor, such that we are unable to perform our continuing obligations thereunder.

The University of Iowa Research Foundation—Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with The University of Iowa Research Foundation (UIRF) relating to our AR-501 product candidate, which we entered into in 2010. The agreement granted to us is an exclusive, royalty-bearing license under its rights in methods relating to gallium containing compounds for the treatment of infections to make, use and sell products that are covered by such patent rights worldwide. The UIRF agreement also granted to us the right to sublicense. UIRF retained the right and ability to grant right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government including the rights of United States Department of Veterans Affairs. We paid $25,000 to UIRF in connection with entering into the UIRF agreement.

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

Additionally, the UIRF Agreement will terminate upon any of the following events:

●	We fail to make a payment upon 45 days written notice of default; or
●	We are involved in liquidation or bankruptcy proceedings unless the remaining party agrees not to terminate.

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

The term of the BYU Agreement continues until the expiration of the last to expire patents (which is expected to be in 2022), or until the agreement is earlier terminated. We may terminate the agreement on prior written notice to BYU. Each party has the right to terminate the agreement for the other party’s uncured material breach of obligations under the agreement. Additionally, the BYU Agreement will terminate upon any of the following events:

●	We are placed in the hands of a receiver or make a general assignment for the benefit of creditors, such that we are unable to perform our obligations under the agreement; or
●	Substantially all of our assets or our successor-in interest are seized or attached in a final, unappealed or unappealable order in conjunction with any action brought against us by a third-party creditor, such that we are unable to perform our continuing obligations hereunder.

Cystic Fibrosis Foundation Agreement

In December 2016, pursuant to a letter agreement between us and the Cystic Fibrosis Foundation, we received an award for up to $2.9 million from the Cystic Fibrosis Foundation to advance research on potential drugs utilizing inhaled gallium citrate anti infective. On November 26, 2018, pursuant to an amendment to the letter agreement, the Cystic Fibrosis Foundation increased the potential award to up to approximately $7.5 million. Under the award agreement, the Cystic Fibrosis Foundation will make payments to us as certain milestones are met. The award agreement also contains a provision whereby if we spend less on developing a potential drug utilizing inhaled gallium citrate anti infective than we actually receive under this award agreement, we will be required to return the excess portion of the award to the Cystic Fibrosis Foundation. No liability related to this excess amount was recorded by us as of December 31, 2021 and 2020.

In the event that development efforts are successful and we commercialized a drug from these related development efforts, we may be subject to pay to Cystic Fibrosis Foundation a one-time amount equal to nine times the awarded amount. Such amount shall be paid in not more than five annual installments.

In the event that we license rights to the product in the field to a third-party, sell the product, or consummate a change of control transaction prior to the first commercial sale, we shall pay to the Cystic Fibrosis Foundation an amount equal to fifteen percent (15%) of the amounts received by us and its shareholders in connection with such disposition up to nine times the actual awarded amount received from the Cystic Fibrosis Foundation.

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

None of these events have occurred as of December 31, 2021.

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

Corporate Licensing Arrangements

MedImmune Limited – License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability is unpaid as of December 31, 2021, but is expected to be made in 2022 pending resolution of certain documentary matters. It therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2021, and recorded as research and development expense within its consolidated statement of operations for the year ended December 31, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million (see Note 9) which the Company recognized as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet during the year ended December 31, 2021.

As additional consideration, the Company will pay MedImmune milestone payments upon the achievement of certain regulatory approvals, for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. There are no development milestone payments. MedImmune is entitled to royalty payments based on aggregate net sales ranging from 12.5% to 15% dependent on net sales volume. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, MedImmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license. The term of the MedImmune License Agreement continues until the expiration of the last royalty term for the last licensed product as defined in the license agreement.

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

Pursuant to the License Agreement we granted to SAMR the following:

a.	Limited Territory Intellectual Property (IP) Licenses – exclusive licenses to develop, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize our products related to AR-301, AR-105, and AR-101 (Aridis Products) in (a) the country of India, and (b) all other countries of the world except the USA, Canada, EU Territory, UK, China, Australia, South Korea, Brazil, New Zealand, and Japan (the Limited Territory) for the term of the License Agreement. For our products AR-105 and AR-101, the countries do not exclude South Korea and Brazil. These licenses do not include the right to label, package, manufacture or have manufactured the products; however, we granted to SAMR a separate option for manufacturing rights related to these products, as discussed below.

b.	Worldwide Territory IP License – an exclusive license to develop, manufacture, make, have made, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize the AR-201 product in all countries of the world except China, Hong Kong, Macau and Taiwan (the Worldwide Territory) during the term of the License Agreement.
c.	Research & Development Option – the right for us to provide research services for the identification of up to five (5) candidates for SAMR Products including candidate development and an exclusive license to develop, manufacture, make, have made, distribute, market, promote, sell, have sold, offer for sale, import and otherwise commercialize these development products in the Worldwide Territory, during the term of the License Agreement. The five candidates to be identified and the development plans related to this option were to be agreed upon within 12 months of the License Agreement.
d.	Manufacturing Rights Option – the initial license granted above for the Limited License Products does not allow for manufacturing. This option provides incremental rights related to the Limited License Products beyond what is granted as part of the licensing discussed above–i.e., an exclusive license for use by SAMR to manufacture and supply the Limited License Products for SAMR’s own use (in the Limited Territory) and to manufacture and supply the Products to us or our affiliates (for Aridis’s use outside the Limited Territory) at commercially reasonable rates, and at sufficient capacity as specified in a manufacturing agreement that shall be negotiated and executed in good faith. The term of the manufacturing agreement shall be twenty (20) years. If a third-party sublicensee of Aridis Products wishes to have Aridis Product manufactured by itself for the territory for which it has a license from us, then we shall have the right to buy back the manufacturing rights by paying to SAMR $5 million.

SAMR agrees to exercise or waive this option by December 31, 2021. However, in order to exercise the option SAMR must first demonstrate, to our reasonable satisfaction, SAMR’s ability for manufacturing consistency of Limited License Products in conformance to all regulatory FDA and EMA requirements. SAMR acknowledges that is must meet expected timelines for the expected approval date for the first Licensed Product and will need to have completed a ready production facility within a specified timeline in order to allow sufficient time for demonstration of capacity and consistency and completion of Quality Agreements. SAMR has not exercised this option as of December 31, 2021.

e.	Development Support Activities – we will share our know-how related to the products in order to assist SAMR is its efforts to develop, receive regulatory approval for, and manufacture and sale the licensed products in SAMR’s authorized territories. This will be performed under the direction of a Joint Steering Committee (JSC) and will follow the development plan approved by the JSC. As part of these activities each party shall share all relevant clinical data and regulatory documentation created by it anywhere in the world.

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

Kenta Biotech Ltd.

We are a party to an asset purchase agreement with Kenta Biotech Ltd., (Kenta), a for profit corporation incorporated in Schlieren (Canton of Zurich, Switzerland). The asset purchase agreement contains a licensing arrangement based upon the worldwide out-licensing or net sales of certain of Kenta’s physical assets, contracts and technology. Pursuant to such agreement, we were obligated to pay Kenta a fixed purchase price, which was fully paid during 2013 and 2014, and are obligated to pay a declining scale of royalties on gross licensing revenues from either out-licensing of the assets or net sales revenues actually received by us up to a maximum of $50 million.

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

Emergent Product Development Gaithersburg Inc.

We are party to a license agreement with Emergent Product Development Gaithersburg Inc. (Emergent), which we entered into in 2010. We granted Emergent an exclusive, perpetual, royalty-bearing license to use certain of our patents and related know how for the prevention or treatment of infection or illness caused by biodefense pathogens. We also granted a non-exclusive, royalty-bearing license to use certain of our patents and related know how for the prevention or treatment of tularemia and viral hemorrhagic fever indications. Both exclusive and non-exclusive licenses grants Emergent the opportunity to Exploit Licensed Products as defined in the Emergent Agreement in all of the countries of the world. There are currently no commercialized Exploit Licensed Products using this technology.

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

Joint Venture

Joint Venture with Shenzhen Hepalink Pharmaceutical Group Co., Ltd.

We entered into a Joint Venture Contract, as amended, effective August 6, 2018, (JV Agreement) with Shenzhen Hepalink Pharmaceutical Group Co., Ltd., a People’s Republic of China company (Hepalink), a related party and significant shareholder in the Company, pursuant to which we formed a Joint Venture company named Shenzhen Arimab BioPharmaceuticals Co., Ltd. (SABC), a People’s Republic of China Company, to develop, manufacture, import and distribute AR-101, AR-301 and AR-105 in China, Hong Kong, Macau and Taiwan, collectively, referred to as the Territory. The Joint Venture received regulatory approval in China and SABC was formed on July 2, 2018.

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

The JV Agreement will terminate and SABC will be dissolved in the event that:

●	The term expires and is not extended;
●	The parties decide to terminate the JV Agreement;
●	A party fails to contribute funds for the capital it subscribed for and such failure exceeds six months;
●	A party is involved in liquidation or bankruptcy proceedings unless the remaining party agrees not to terminate;
●	A party fails to obtain approval of a resolution requiring the unanimous vote of the Board and such party notifies the other party that such failure will materially adversely affect SABC and cannot be resolved;
●	A force majeure event prevails for a period in excess of six months;
●	A breach of the agreement occurs and has not been cured in 60 days; or
●	Either we or SABC terminates the Technology License and Collaboration Agreement in accordance with its terms.

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

Products authorized in the EU as orphan medicinal products are entitled to 10 years of market exclusivity. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

●	The second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
●	The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
●	The holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.

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

Health care reform measures could adversely affect our business

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Patient Protection and Affordable Care Act (PPACA) of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
●	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. During President Trump’s administration, he signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure on product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

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

Employees

As of December 31, 2021, we had 34 employees, and engaged several consultants as needed to support our operations compared with 33 employees as of December 31, 2020. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Corporate Information

We were formed under the name “Aridis, LLC” in the State of California on April 24, 2003 as a limited liability company. On August 30, 2004, we changed our name to “Aridis Pharmaceuticals, LLC.” On May 21, 2014, we converted into a Delaware corporation named “Aridis Pharmaceuticals, Inc.” Our fiscal year end is December 31. Our principal executive offices are located at 983 University Avenue, Building B, Los Gatos, California 95032. Our telephone number is (408) 385-1742. Our website address is www.aridispharma.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.

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

Item 1A.Risk Factors

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

Risks Relating to Our Financial Position and Need for Additional Capital

We expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2021, we reported a net loss of approximately $42.2 million. As of December 31, 2021, we had an accumulated deficit of $165.3 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. Our future capital requirements will depend on many factors, including, among others:

●	the scope, rate of progress, results and costs of our preclinical and non-clinical studies, clinical trials and other research and development activities;
●	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;
●	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, or New Drug Application, or NDA, that we file;
●	payments required with respect to development milestones we achieve under our in-licensing agreements, including any such payments to University of Chicago, University of Iowa, Brigham and Women’s Hospital, Inc., Brigham Young University, Public Health Service and Kenta Biotech Ltd., Massachusetts Institute of Technology-Broad Institute, University of Alabama at Birmingham Research Foundation, and Medimmune Ltd.;
●	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
●	the costs associated with commercializing our product candidates, if they receive regulatory approval;
●	the cost and timing of establishing sales and marketing capabilities;
●	competing technological efforts and market developments;
●	changes in our existing research relationships;
●	our ability to establish collaborative arrangements to the extent necessary;
●	revenues received from any future products;
●	the ability to achieve and receive milestone payments for products licensed to collaborators; and
●	payments received under any future strategic collaborations.

We anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for our product candidates, build commercial capabilities, develop our pipeline and expand our corporate infrastructure. There is a risk of delay or failure at any stage of developing a product candidate, and the time required and costs involved in successfully accomplishing our objectives cannot be accurately predicted. Actual drug research and development costs could substantially exceed budgeted amounts, which could force us to delay, reduce the scope of or eliminate one or more of our research or development programs. Additionally, if the Cystic Fibrosis Foundation does not continue to provide funding support, we may not be able to complete the Phase 1/2a clinical trial relating to AR-501. Furthermore, if the European Commission’s IMI (Innovative Medicines Initiative) does not continue to provide support, we may not be able to complete the Phase 3 clinical trial relating to AR-320.

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

We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our four lead product candidates are AR-301, AR-501 and AR-101, and AR-701. We initiated a Phase 3 pivotal trial of AR-301 in VAP patients, AR-501 is in Phase 1/2a clinical testing and AR-101 is ready for Phase 2/3 pivotal testing We are planning to initiate both a Phase 3 clinical trial for AR-320 and a Phase 1/2 clinical trial for AR-701 in the second half of 2022. We cannot be assured that our planned clinical development for our product candidates will be completed in a timely manner, or at all, or that we, or any future partner, will be able to obtain approval for our product candidates from the FDA or any foreign regulatory authority.

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

Clinical trials necessary to support an application for approval to market any of our product candidates have not been completed. Our, or our collaborators’, current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including, but not limited to:

●	delays in reaching agreement on trial design and clinical study protocol with investigators and regulatory authorities in various countries where our clinical trials are being conducted;
●	governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy or guidelines;
●	adding new clinical trial sites;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	the actual performance of CROs and clinical trial sites in ensuring the proper and timely conduct of our clinical trials;
●	developing and validating companion diagnostics on a timely basis;

●	adverse effects experienced by subjects in clinical trials;
●	manufacturing sufficient quantities of product candidates for use in clinical trials;
●	delay or failure in achieving study efficacy endpoints and completing data analysis for a trial;
●	regulators or institutional review boards, or IRBs, may not authorize us to commence a clinical trial;
●	regulators or IRBs may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;
●	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;
●	patients may not complete clinical trials due to safety issues, side effects, such as injection site discomfort, a belief that they are receiving placebo instead of our product candidates, or other reasons;
●	patients with serious diseases included in our clinical trials may die or suffer other adverse medical events for reasons that may not be related to our product candidates;
●	in those trials where our product candidate is being tested in combination with one or more other therapies, deaths may occur that may be attributable to the other therapies;
●	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;
●	product candidates may demonstrate a lack of efficacy during clinical trials;
●	personnel conducting clinical trials may fail to properly administer our product candidates;
●	COVID-19 pandemic may be protracted and cause a significant decline in patient enrollment rate; and
●	our collaborators may decide not to pursue further clinical trials.

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

We are committing financial resources to the development of a monoclonal antibody treatment for COVID-19, which may cause delays in or otherwise negatively impact our other development programs. Similarly resources committed to other development programs may negatively impact the financial resources available for our COVID-19 therapeutic development. In addition, our management and scientific teams have dedicated substantial efforts to our COVID-19 therapeutic development. As of the date of this report, we have 34 employees, which may make us more reliant on our individual employees and on outside contractors than companies with a greater number of employees. If we fail to attract and retain management and scientific personnel, we may be unable to successfully produce, develop and commercialize our therapeutic candidates.

In addition, any success in preclinical testing we might observe for our COVID-19 therapeutic candidate may not be predictive of the results of later-stage human clinical trials. Factors such as safety, efficacy and adverse events can emerge at any time in clinical testing and have the potential to have adverse consequences for our ability to proceed with clinical trials. Other factors such as the emergence of new SARS-CoV-2 mutant virus variants rendering a reduction or complete loss of binding or neutralization by the mAbs, manufacturing challenges, availability of raw materials, and slow-downs in the global supply chain may delay or prevent us from receiving regulatory approval of our therapeutic candidate or, if we do receive regulatory approval, prevent a successful product launch. We may not be successful in developing a therapeutic, or another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19.

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

Clinical trials for our product candidates require us to identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients with required or desired characteristics to conduct our clinical trials in a timely manner, if at all. Patient enrollment is affected by factors including, but not limited to:

●	severity of the disease under investigation;
●	design of the trial protocol;
●	the size and nature of the patient population;
●	eligibility criteria for the study in question;
●	lack of a sufficient number of patients who meet the enrollment criteria for our clinical trials;
●	delays in characterizing a patient’s infection to allow us to select a product candidate, which may lead patients to seek to enroll in other clinical trials or seek alternative treatments;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;

●	clinical trial sites being overtaxed by treating COVID-19 patients;
●	scheduling conflicts with participating clinicians;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	proximity and availability of clinical trial sites for prospective patients.

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

Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. We believe three mAbs have been approved by the FDA to date, and four other mAbs have received Emergency Use Authorization (for COVID-19 treatment). The approved mAbs are Synagis® which stimulates the immune system to target a viral infection, Anthim® which treats inhalational anthrax in combination with appropriate antibiotics, and ZINPLAVA® to reduce recurrence of Clostridium difficile infections. The novelty of our platform may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. For example, the FDA could require additional studies that may be difficult or impossible to perform.

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

The FDA and foreign regulatory agencies may delay, limit or deny marketing approval for many reasons, including, but not limited to:

●	a product candidate may not be considered safe or effective;
●	our manufacturing processes or facilities may not meet the applicable requirements;
●	changes in the agencies’ approval policies or adoption of new regulations may require additional work on our part, for example, the FDA may require us to change or expand the endpoints in our clinical trials;
●	different divisions of the FDA are reviewing different product candidates and those divisions may have different requirements for approval; and
●	changes in regulatory law, FDA or foreign regulatory agency organization, or personnel may result in different requirements for approval than anticipated.

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

Clinical trials must be conducted in accordance with FDA regulations governing clinical studies, or other applicable foreign government guidelines, and are subject to oversight by the FDA, other foreign governmental agencies and IRBs/Ethic Committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices, or cGMP, and may require large numbers of test subjects. Clinical trials may be suspended by the FDA, other foreign governmental agencies or us for various reasons, including, but not limited to:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
●	deficiencies in the clinical trial operations or trial sites;
●	the product candidate may have unforeseen adverse side effects;
●	the time required to determine whether the product candidate is effective may be longer than expected;
●	deaths or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
●	the product candidate may not appear to be more effective than current therapies;
●	the quality or stability of the product candidate may fall below acceptable standards; and
●	insufficient quantities of the product candidate might be available to complete the trials.

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

We have been granted orphan drug designation for our AR-101 and AR-301 drug candidates in the European Union, as well as orphan drug designation for our AR-101 drug candidate in the U.S. Although we may apply for orphan drug designation for other product candidates, we may develop in both the U.S. and EU, applicable regulatory authorities may not grant us this designation. In addition, even if such status is obtained for any other product candidate that we may develop, that exclusivity may not effectively protect the candidate from competition because other drugs, such as those with different active ingredients or molecular structures, can be approved for the same condition. Furthermore, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

●	the second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
●	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
●	the holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.

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

In addition, later discovery of previously unknown problems with these products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including, but not limited to:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products, fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; and
●	injunctions or the imposition of civil or criminal penalties.

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

Our business may be adversely impacted by the consequences of Russia’s invasion of Ukraine.

Economic, political and social conditions resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, our AR-301 clinical trial currently has sites enrolling in Russia, Ukraine and Belarus. To the extent the conflict between Ukraine and Russia adversely impacts our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our AR-301 clinical trial, the timing for completing our AR-301 trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.

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

If we independently develop and commercialize one or more of our product candidates, we will need to invest in acquiring or building additional capabilities and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. We will require additional investment and validation process development in order to qualify our commercial-scale manufacturing process to manufacture clinical trial materials and commercial material if any of our products are approved for marketing. This investment and validation process development may be expensive and time-consuming. We will require additional personnel with experience in commercial-scale manufacturing, managing of large-scale information technology systems and managing a large-scale distribution system. We will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, regulatory compliance, financial and other resources. To do this effectively, we must:

●	recruit, hire, train, manage and motivate a growing employee base;
●	accurately forecast demand for our products;
●	assemble and manage the supply chain to ensure our ability to meet demand; and
●	expand existing operational, manufacturing, financial and management information systems.

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

Undesirable side effects caused by our product candidates could cause us, our collaborators, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities, or litigation by injured patients, if any. To date, patients treated with AR-301, AR-501 and AR-101 have experienced AEs related to the study drug, some of which have been serious. Regarding AR-301, few (2.2%) adverse events, or AEs, were deemed related, and no serious adverse events, or SAEs, were deemed to be related to AR-301 treatment. There were 31 deaths in the trial, none of which were deemed related to AR-301. Regarding AR-501, there have been a total of 12 AEs reported of which six were related to AR-501 in the ongoing Phase 2a clinical trial. To date, there have been no SAEs and no deaths in this trial. Regarding AR-101, 12 SAEs were experienced by five subjects. An event of cardiorespiratory arrest was judged as probably related to AR-101 and events of hyperbilirubinemia and cholestasis, although pre-existent, were deemed possibly related. In both cases, the causality assessment by the investigators accounted for the fact that a contribution by AR-101 to the AE could not be excluded with certainty although other probable causes were acknowledged. The other SAEs were deemed unrelated. The AR-701 mAbs may exhibit a reduction or complete loss of efficacy due to the emergence of new SARS-CoV-2 mutant virus variants.

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

Additionally, if one or more of our product candidates receives marketing approval, and we, our collaborators, or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including, but not limited to:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

In order to move a product candidate into human clinical trials, we must first demonstrate an acceptable toxicity profile in preclinical testing. Furthermore, in order to obtain approval, we must also demonstrate safety in various non-clinical tests. We may not have conducted or may not conduct the types of non-clinical testing required by regulatory authorities, or future non-clinical tests may indicate that our product candidates are not safe for use. Preclinical and non-clinical testing is expensive, time-consuming and has an uncertain outcome. In addition, success in initial non-clinical testing does not ensure that later non-clinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the non-clinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including, but not limited to:

●	our preclinical and non-clinical testing may produce inconclusive or negative safety results, which may require us to conduct additional non-clinical testing or to abandon product candidates;
●	our product candidates may have unfavorable pharmacology or toxicity characteristics;
●	our product candidates may cause undesirable side effects such as negative immune responses that lead to complications;
●	our enrolled patients may have allergies that lead to complications after treatment; and
●	the FDA or other regulatory authorities may determine that additional safety testing is required.

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

Factors that may inhibit our efforts to commercialize our products on our own include, but are not limited to:

●	our inability to recruit, manage and retain adequate numbers of effective sales and marketing personnel;
●	the inability of marketing personnel to develop effective marketing materials;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Entry into agreements with third parties to sell and market our product candidates will subject us to a number of risks, including, but not limited to, the following:

●	we may be required to relinquish important rights to our products or product candidates;
●	we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;
●	distributors or collaborators may experience financial difficulties;

●	our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and
●	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

Problems with any of our contract manufacturers’ or raw material suppliers’ facilities or processes, could prevent or delay the production of adequate supplies of finished products. This could delay clinical trials or delay and reduce commercial sales and materially harm our business. Any prolonged delay or interruption in the operations of our collaborators’ facilities or contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product candidate or products. A number of factors could cause interruptions, including, but not limited to:

●	the inability of a supplier to provide raw materials;
●	equipment malfunctions or failures at the facilities of our collaborators or suppliers;
●	employee absenteeism as a result of coronavirus outbreaks;
●	high process failure rates;
●	damage to facilities due to natural or man-made disasters;
●	changes in regulatory requirements or standards that require modifications to our or our collaborators’ and suppliers’ manufacturing processes;
●	action by regulatory authorities or by us that results in the halting or slowdown of production of components or finished product at our facilities or the facilities of our collaborators or suppliers;
●	problems that delay or prevent manufacturing technology transfer to another facility, contract manufacturer or collaborator with subsequent delay or inability to start up a commercial facility;

●	a contract manufacturer or supplier going out of business, undergoing a capacity shortfall or otherwise failing to produce product as contractually required;
●	employee or contractor misconduct or negligence; and
●	shipping delays, losses or interruptions; and other similar factors.

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

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected the operations of the FDA and other health authorities, which has resulted in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic has impacted the pace of enrollment in our Phase 3 pivotal trial for AR-301 and our Phase 1 clinical trial for AR-501 during 2021 and could possibly extend longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to AR-301 and AR-501 or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

While SABC is obligated to use its commercially best efforts to commercialize our products and product candidates in the Territory, we have limited contractual rights to direct its activities. Hepalink has the majority of the voting equity in SABC and has the right to designate three of five board seats. Therefore, Hepalink may have a greater influence in the commercialization efforts and other operations of SABC. In general, our joint venture with Hepalink subjects us to a number of related risks including that:

●	SABC may not commit sufficient resources to the marketing and distribution of our products in the Territory;
●	SABC may infringe the intellectual property rights of third parties, which may expose us to litigation and other potential liability;
●	as long as we remain a shareholder of SABC, any cash that we contribute to SABC may not be transferred back to us or converted into USD and thus, may only be used for goods and services in China;
●	disputes may arise among SABC, Hepalink and us that result in the delay or termination of the commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	SABC may not provide us with timely and accurate information regarding commercialization status or results, which could adversely impact our ability to manage our own commercialization efforts, accurately forecast financial results or provide timely information to our shareholders regarding our commercialization efforts in the Territory.

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

The biopharmaceutical industry is highly competitive. There are many public and private biopharmaceutical companies, public and private universities and research organizations actively engaged in the discovery and research and development of products for infectious disease. Several companies are developing mAbs to treat infections, including Merck & Co., AstraZeneca, VIR Biotechnology, Regeneron, Eli Lilly, Adimab, Alopexx Enterprises, LLC, etc.

There is no assurance, however, that another company will not discover how to successfully develop these antibodies for competing indications.

Among current antimicrobial therapies, antibiotics, particularly those administered by inhalation, can be competitors to our products especially AR-501 for lung infections. Examples include TOBI (inhaled tobramycin) and Cayston (inhaled aztreonam). Additionally, the introduction of Vertex’s channel corrector therapies could alter cystic fibrosis patients’ dependencies on chronic antimicrobial therapies. There are antibiotics being developed for gram-positive or gram-negative bacterial infections that could impact the use of standard of care antibiotics in hospitals. These therapies could impact both the clinical results and use of our products being developed for hospital acquired pneumonia.

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

Regardless of their merit or eventual outcome, product liability claims may result in:

●	decreased demand for our product;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial volunteers;
●	costs of litigation;
●	distraction of management; and
●	substantial monetary awards to plaintiffs.

Should any of these events occur, it could have a material adverse effect on our business and financial condition.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to the Company.

Our certificate of incorporation provides that we will indemnify our directors to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws provide that:

●	we may, in our discretion, indemnify other officers, employees and agents in those circumstances where indemnification is permitted by applicable law;
●	we are required to advance expenses, as incurred, to our directors and executive officers in connection with defending a proceeding, except that such directors or executive officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we will not be obligated pursuant to our bylaws to indemnify any director or executive officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by our Board of Directors, (iii) such indemnification is provided by us, in our sole discretion, pursuant to the powers vested in the corporation under applicable law or (iv) such indemnification is required to be made pursuant to our amended and restated bylaws;
●	the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
●	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;
●	a licensure framework for follow-on biologic products;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
●	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. During President Trump’s administration, he signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure on product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

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

We depend on licensing and sublicensing agreements with third parties such as the University of Chicago, University of Iowa, Brigham and Women’s Hospital, Inc., Brigham Young University, Public Health Service, Kenta Biotech Ltd., Massachusetts Institute of Technology-Broad Institute, University of Alabama at Birmingham Research Foundation, and Medimmune Ltd. to maintain the intellectual property rights to certain of our product candidates. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights under these agreements. All of these agreements last either throughout the life of the patents that are the subject of the agreements, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement and any other product candidates being developed or tested in combination.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
●	we or our licensors or strategic collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
●	we or our licensors or strategic collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section, are:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;
●	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
●	failures to meet external expectations or management guidance;
●	clinical trial progress and outcomes;
●	changes in our capital structure or dividend policy;
●	our cash position and substantial doubt about our ability to continue as a going concern;

●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
●	catastrophic weather and/or global disease outbreaks, such as the recent COVID-19 pandemic; and or
●	other events or factors, many of which may be out of our control.

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

As of December 31, 2021, our executive officers, directors and 10% or more stockholders, together with their respective affiliates, beneficially owned approximately 8.2% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;
●	stockholders’ equity of $2.5 million;
●	500,000 shares of publicly-held common stock with a market value of at least $1 million;
●	300 round-lot stockholders; and
●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal controls resulting from our finance department not being able to process complex, non-routine transactions in a timely manner.

While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and expect to hire additional senior accounting staff to complete the remediation by the end of 2022. We expect to incur additional costs to remediate this weakness, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses might have been identified. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our corporate headquarters are currently located in Los Gatos, California, where we occupy approximately 15,129 gross square feet of office and laboratory space under a lease that will expire in January 2026 with a three-year renewal option.

Item 3.Legal Proceedings

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

On September 1, 2021, Cantor Fitzgerald & Co. (“Cantor”) filed a complaint in the New York State Supreme Court against us alleging that we breached a letter agreement with Cantor and owe Cantor approximately $1.8 million, including attorney’s fees for a financing fee related to our equity offering in August 2021. The parties entered into a settlement agreement and release on December 15, 2021.

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The landlord has filed a cross-complaint for damage to property and attorneys’ fees.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 14, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol “ARDS”. Prior to that time, there was no public market for our common stock.

Stockholders

As of March 25, 2022, there were 81 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Item 6.Selected Financial Data

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

Our ʎPEX™ production platform technology enables the screening of a large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the development of COVID-19 mAbs.

In 2021, we announced the development of highly neutralizing monoclonal antibody cocktails AR-712 and AR-701, discovered from convalescent COVID-19 patients, that successfully eliminated all detectable SARS-CoV-2 virus in infected animals at substantially lower doses than parenterally administered (injected) COVID-19 mAbs. The mAb cocktails broadly bind and neutralize SAR-COV-2 virus and the mutant ‘E484K’ variant that is associated with the UK, South Africa, Brazil, and Japan strains. The AR-701 mAb cocktail exhibits broad neutralization to SARS-CoV-2, SARS, MERS, and several seasonal ‘common cold’ coronaviruses. We announced that AR-701 is replacing AR-712 as a clinical track program. The potency of AR-701 and its direct delivery to the lungs by inhaled administration may facilitate broader treatment coverage and dose sparing not achievable by parenteral administration. A clinical Phase 1/2 study is expected to be launched in the second half of 2022.

Our lead product candidate, AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP. The on-going COVID-19 pandemic has and continues to cause an impact on patient enrollment globally and the rate of clinical site activation. We expect to report top line data from this trial in the second half of 2022.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”). During the third quarter of 2019, the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The Safety Monitoring Committee (“SMC’) and Data Safety Monitoring Board (“DSMB”) from the Cystic Fibrosis Foundation supported that the study proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis (“CF”). We expect to complete enrollment in mid-2022 and announce top line results in mid-2022.

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

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR712 and AR-501. Our expenses and resulting cash burn during the years ended December 31, 2021 and 2020, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-01 COVID-19 mAbs, the preparation of AR-320 for a phase 3 clinical trial that is expected to be initiated in the first half of 2022 and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $42.2 million and $22.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 we had approximately $20.0 million of cash, cash equivalents and restricted cash and had an accumulated deficit of approximately $165.3 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

We have not yet achieved commercialization of our products and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, fees for services performed, issuances of debt and the sale of our preferred stock. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

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

We expect to continue to incur significant expenses and losses for at least the next several years. Accordingly, we anticipate that we will need to raise additional capital in order to obtain regulatory approval for, and the commercialization of, our therapeutic candidates. Until such time that we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved therapies or products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could adversely affect our business, financial condition and results of operations.

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

SAMR License Agreement

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

●	we recorded approximately $5.0 million, which represented the fair value of the restricted common stock issued of $5.4 million, net of $441,000 of issuance costs, to stockholders’ equity within our consolidated balance sheet;
●	we recorded approximately $19.6 million to deferred revenue based on the $15 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation; and
●	we capitalized approximately $2.1 million to contract costs, which consists of approximately $376,000 issuance costs from the equity allocation and approximately $1.7 million in other direct costs to obtain the License Agreement.

CFF License Agreement

Under the Development Program Letter Agreement with CFF (the “CFF Agreement”), entered into in December 2016 and amended in November 2018 to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program, we recognized revenue of approximately $0.5 million for the year ended December 31, 2021 and $1.0 million for the year ended December 31, 2020. We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.

Kermode License Agreement

Under a product discovery agreement with Kermode Biotechnologies, Inc. (“Kermode”), entered into in February 2021 to fund the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). For the year ended December 31, 2021, the Company recognized approximately $465,000 in revenue related to the Kermode Agreement. The Company has recorded the remaining portion of the nonrefundable upfront payment as a contract liability of approximately $285,000 to deferred revenue, current, as of December 31, 2021.

Gates Foundation License Agreement

On October 15, 2021, the Company entered into a Grant Agreement with the Bill and Melinda Gates Foundation (“Gates Foundation”). The goal of the Grant, is to develop durable approaches to block the infection and transmission of pathogens. For the year ended December 31, 2021, the Company recognized revenue of approximately $546,000 from the Grant. The Company recorded a contract liability for the remaining consideration of approximately $1,387,000 to deferred revenue, current, on its consolidated balance sheet as of December 31, 2021.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are primarily for revenue recognition and accrued research and development costs. We believe the significant accounting policies used in the preparation of our consolidated financial statements are as follows:

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the years ended December 31, 2021 and 2020, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Revenue:
Grant revenue	$1,535	$1,000	$535
Operating expenses:
Research and development	36,936	16,956	19,980
General and administrative	7,310	6,445	865
Total operating expenses	44,246	23,401	20,845
Loss from operations	(42,711)	(22,401)	(20,310)
Other (expense) income:
Interest (expense) income, net	(245)	77	(322)
Other income	74	—	74
Gain on extinguishment of Paycheck Protection Program loan	722	—	722
Change in fair value of note payable	(33)	—	(33)
Share of loss from equity method investment	—	(9)	9
Net loss	$(42,193)	$(22,333)	$(19,860)

Grant Revenue. Grant revenue increased by approximately $0.5 million for the year ended December 31, 2021 primarily related to the recognition of revenue from the CFF, Gates Foundation and Kermode during 2021 and revenue from CFF in 2020.

Research and Development Expenses. Research and development expenses increased by approximately $20.0 million to $36.9 million for year ended December 31, 2021 from $17.0 million for the year ended December 31, 2020 due primarily to:

●	an increase of approximately $11.5 million to in-license AR-320 rights from Medimmune;
●	an increase of approximately $5.6 million for AR-320 drug manufacture and clinical trial oversight costs;
●	an increase of approximately $0.7 million for SARS-CoV2 antibody exclusive license;
●	an increase of approximately $0.5 million for CFF project; and
●	an increase of approximately $0.6 million in personnel, consulting and other related costs;

General and Administrative Expenses.    General and administrative expenses increased by approximately $0.9 million to $7.3 million for the year ended December 31, 2021 from $6.4 million for the year ended December 31, 2020 due primarily to increases in professional service fees, franchise tax and recruitment expense to attract talent.

Interest Expense, Net.    Interest expense, net for the year ended December 31, 2021 consists primarily of the original issue discount on the Note Purchase Agreement with Streeterville Capital, LLC,. Interest income, net consists primarily of interest earned on our cash balances for the year ended December 31, 2020.

Gain on extinguishment of Paycheck Protection Program loan. This relates to the forgiveness of this loan during the year ended December 31, 2021.

Change in fair value of note payable. This relates primarily to the change in fair value of the note payable pursuant to the Note Purchase Agreement with Streeterville Capital, LLC for the year ended December 31, 2021.

Share of Loss in Equity Method Investment.    Loss from equity method investment decreased by approximately $9,000 to zero for the year ended December 31, 2021 from $9,000 for the year ended December 31, 2020 as our share of loss from our minority interest calculated under the equity method was limited to the reduction of the net book value of the investment to zero as of March 31,2020.

Other Income. Other income increased by approximately $74,000 from zero for the year ended December 31,2020. The increase was primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility.

Liquidity, Capital Resources and Going Concern

As of December 31, 2021 we had approximately $20.0 million of cash, cash equivalents and restricted cash and had an accumulated deficit of approximately $165.3 million.

In May 2020, we received a loan in the form of a note, from Silicon Valley Bank (“SVB”) in the aggregate amount of approximately $715,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In May 2021 we received notification that the PPP Loan was ultimately forgiven and we were legally released from being the Loan’s primary obligor. The extinguishment of the liability was recognized in our consolidated statement of operations as an extinguishment of debt gain.

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

As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, we were obligated to issue an additional 124,789 shares of unregistered common stock to the investors in our October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, we issued 124,789 shares to our common stockholders, who purchased in October 2020, with a fair value of approximately $986,000 which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our consolidated statement of changes in stockholders’ equity (deficit).

On August 2, 2021, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of our common stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of our common stock (the “Warrants”). The combined purchase price of each share of common stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of common stock and accompanying Warrant, minus $0.001). We received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and our estimated offering expenses, net proceeds were approximately $22.6 million.

As a result of the August 2021 registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, we were obligated to issue an additional 634,600 shares of unregistered common stock to the investors in our October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements. In August 2021, we issued 634,600 shares to our common stockholders, who purchased in October 2020 and March 2021, with a fair value of approximately $3.1 million which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our consolidated statement of changes in stockholders’ equity (deficit).

The Company entered into a Note Purchase Agreement with Streeterville Capital, LLC (the “Lender”), pursuant to which we issued to the Lender a secured promissory note (the “Note”) in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (the “Issuance Date”). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Net proceeds after deducting the discount fee were $5,000,000.

The Company obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $1,645,000 with an annual percentage interest rate of 3.67%. At December 31, 2021 the Company recognized approximately $696,000 as insurance financing note payable in its consolidated balance sheet.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2021 and 2020. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents, along with the additional cash received in February 2022 from additional debt funding, will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(22,936)	$(20,476)
Investing activities	(530)	(367)
Financing activities	34,720	8,678
Net increase (decrease) in cash and cash equivalents	$11,254	$(12,165)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $22.9 million for the year ended December 31, 2021, which was primarily due to our net loss of approximately $42.2 million, offset by an increase of approximately $5.3 million in accrued liabilities and other, an increase of approximately $2.6 million in accounts payables, an increase of approximately $2.3 million in deferred revenue and other receivables, an increase of approximately $6.4 million related to issuance of common stock for licensing activities, and non-cash charges of approximately $2.3 million related to stock-based compensation and approximately $435,000 in depreciation and amortization.

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

Cash Flows from Investing Activities.

Cash used in investing activities of approximately $530,000 during the year ended December 31, 2021, was due to improvements to our new leased facility and the purchase of lab equipment.

Cash used in investing activities of approximately $367,000 during the year ended December 31, 2020, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility in December 2020.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $34.7 million during the year ended December 31, 2021 was due to net proceeds received from issuance of common stock and common stock warrants of approximately $29.7 million, and proceeds received from notes payable of approximately $5.0 million.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Management’s Annual Report on Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, our management with the participation of our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and we expect to hire additional senior accounting staff to complete the remediation by the end of 2022.

We are taking steps to remediate the material weaknesses in our internal controls over financial reporting. Further, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The conclusion of the Company’s Chief Executive Officer and Chief Financial Officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the audit of our financial statements for the years ended December 31, 2021, we had a material weakness in our internal controls resulting from turnover in our Accounting department. Our efforts to remediate the identified material weakness included the hiring of a replacement Vice President of Finance in November 2021 as well as hiring two additional support staff in the first quarter of 2022. With the hiring of these individuals we have begun to rebuild and strengthen our accounting team and expect to complete the remediation of this material weakness during 2022.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits.
Exhibit No.	Description

1.1

At-the-Market Sales Agreement dated January 19, 2022 by and between the Registrant and Virtu Americas LLC (filed with the Registrant’s Current Report on Form 8-K on January 19, 2022 and incorporated herein by reference).

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

10.30†

License Agreement between MedImmune Limited and Aridis Pharmaceuticals, Inc. dated as of July 12, 2021(filed with the Registrant’s Current Report on Form 8-K on July 19, 2021 and incorporated herein by reference).

10.31	Form of Common Stock Purchase Warrant (filed with the Registrant’s Current Report on Form 8-K on August 4, 2021 and incorporated herein by reference).
10.32	Form of Securities Purchase Agreement (filed with the Registrant’s Current Report on Form 8-K on August 4, 2021 and incorporated herein by reference).
10.33	Form of Secured Promissory Note (filed with the Registrant’s Current Report on Form 8-K on November 30 2021 and incorporated herein by reference).
10.34	Note Purchase Agreement dated as of November 23, 2021 (filed with the Registrant’s Current Report on Form 8-K on November 30, 2021 and incorporated herein by reference).
10.35	Security Agreement dated as of November 23, 2021 (filed with the Registrant’s Current Report on Form 8-K on November 30, 2021 and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
*	Filed herewith
@	Indicates a management contract or any compensatory plan, contract or arrangement
#	Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
†

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of making such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: April 13, 2022	By:	/s/ VU TRUONG
Vu Truong
Chief Executive Officer, Chief Scientific Officer and
Director (Principal Executive Officer)

	By:	/s/ FRED KURLAND
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

Signature	Title	Date

/s/ ERIC PATZER	Executive Chairman and Director	April 13, 2022
Eric Patzer

/s/ VU TRUONG	Chief Executive Officer, Chief Scientific	April 13, 2022
Vu Truong	Officer and Director (Principal Executive Officer)

/s/ FRED KURLAND	Chief Financial Officer (Principal Financial	April 13, 2022
Fred Kurland	Officer and Principal Accounting Officer)

/s/ ROBERT R. RUFFOLO	Director	April 13, 2022
Robert R. Ruffolo

/s/ CRAIG GIBBS	Director	April 13, 2022
Craig Gibbs

/s/ JOHN HAMILTON	Director	April 13, 2022
John Hamilton

/s/ SUSAN WINDHAM-BANNISTER	Director	April 13, 2022
Susan Windham-Bannister

CONSOLIDATED FINANCIAL STATEMENTS

ARIDIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aridis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aridis Pharmaceuticals, Inc. (“Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to continue to incur negative cash flows from operations with limited sources of revenue and is therefore dependent on cash on hand and additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California
April 13, 2022

Aridis Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,098	$8,232
Restricted cash	1,388	—
Other receivables	237	368
Contract costs	1,967	1,973
Prepaid asset	2,700	2,182
Total current assets	24,390	12,755

Property and equipment, net	1,357	1,258
Intangible assets, net	22	27
Restricted cash, non-current	500	500
Contract costs, non-current	96	90
Other assets	431	487
Total assets	$26,796	$15,117

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,240	$1,886
Accrued liabilities	6,464	1,330
Deferred revenue	20,838	18,748
Note payable	696	439
Other liabilities	110	37
Total current liabilities	33,348	22,440

Deferred revenue, non-current	913	854
Note payable, non-current	5,282	276
Other liabilities	363	228
Total liabilities	39,906	23,798

Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2021 and 2020, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 17,701,592 and 10,065,727 as of December 31, 2021 and 2020, respectively)	2	1
Additional paid-in capital	152,183	114,420
Accumulated deficit	(165,295)	(123,102)
Total stockholders' equity (deficit)	(13,110)	(8,681)
Total liabilities and stockholders’ equity (deficit)	$26,796	$15,117

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021	2020
Revenue:
Grant revenue	$1,535	$1,000
Operating expenses:
Research and development	36,936	16,956
General and administrative	7,310	6,445
Total operating expenses	44,246	23,401
Loss from operations	(42,711)	(22,401)
Other (expense) income :
Interest (expense) income, net	(245)	77
Other income	74	—
Gain on extinguishment of Paycheck Protection Program loan	722	—
Change in fair value of note payable	(33)	—
Share of loss from equity method investment	—	(9)
Net loss	$(42,193)	$(22,333)
Deemed dividends	(4,127)	—
Net loss available to common stockholders	$(46,320)	$(22,333)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	12,291,600	9,168,744
Net loss per share, basic and diluted	$(3.77)	$(2.44)

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2019	8,918,461	$1	$104,404	$(100,769)	$3,636
Issuance of common stock in private placement, net of issuance costs	1,134,470	—	5,807	—	5,807
Issuance of common stock in ATM offering, net of issuance costs	—	—	2,005	—	2,005
Issuance of common stock in ATM offering, net of issuance costs	7,883	—	62	—	62
Exercise of stock options	4,913	—	14	—	14
Stock-based compensation	—	—	2,128	—	2,128
Net loss	—	—	—	(22,333)	(22,333)
Balances as of December 31, 2020	10,065,727	$1	$114,420	$(123,102)	$(8,681)
Issuance of common stock in registered direct offering, net of issuance costs	2,337,405	—	29,011	—	29,011
Issuance of common stock in connection with license agreement	884,956	—	6,460	—	6,460
Issuance of common stock for consulting services	5,000	—	33	—	33
Issuance of common stock upon exercise of warrants	3,647,556	1	3	—	4
Deemed dividends	759,389	—	—	—	—
Exercise of stock options	1,559	—	5	—	5
Stock-based compensation	—	—	2,251	—	2,251
Net loss	—	—	—	(42,193)	(42,193)
Balances as of December 31, 2021	17,701,592	$2	$152,183	$(165,295)	$(13,110)

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,193)	$(22,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435	337
Stock-based compensation expense	2,251	2,128
Issuance of common stock for licensing activities	6,460	—
Issuance of shares in exchange for consulting services	33	—
Gain on extinguishment of Paycheck Protection Program loan	(722)	—
Non-cash debt issuance expense	250	—
Change in fair value of note payable	33	—
Share of loss from equity method investment	—	9
Changes in operating assets and liabilities:
Other receivables	131	(144)
Prepaid asset	178	808
Contract costs	—	(488)
Other assets	56	46
Accounts payable	2,654	(83)
Accrued liabilities and other liabilities	5,349	(756)
Deferred revenue	2,149	—
Net cash used in operating activities	(22,936)	(20,476)
Cash flows from investing activities:
Purchase of property and equipment	(530)	(367)
Net cash used in investing activities	(530)	(367)
Cash flows from financing activities:
Proceeds from note payable	5,000	715
Proceeds from issuance of common stock and warrants, net	29,715	7,949
Proceeds from stock option exercises	5	14
Net cash provided by financing activities	34,720	8,678
Net increase (decrease) in cash, cash equivalents and restricted cash	11,254	(12,165)
Cash, cash equivalents and restricted cash at:
Beginning of period	8,732	20,897
End of period	$19,986	$8,732
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2
Property and equipment additions	$—	$230
Supplemental noncash investing and financing activities:
Financed insurance premiums, net	$696	$—
Deemed dividends	$4,127	$—

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

Going Concern

The Company had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2021 and 2020. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected financial statement issuance date, is in excess of the cash available on-hand. In February 2022, the Company received additional gross proceeds of $5.0 million from debt financing (see Note 14).

The Company’s research and development expenses and resulting cash burn during the year ended December 31, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus (S. aureus) bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, the pre-launch activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP, and the preclinical development of AR-712 COVID-19 monoclonal antibodies (mAbs). Current development activities are focused on AR-301, AR-320, AR-501 and AR-712. We expect our expenses to continue in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates

The on-going COVID-19 pandemic is affecting the United States and global economies. The pandemic has affected the Company and is likely to continue to affect the Company and its third parties, on which the Company relies, by causing disruptions in the clinical trial supplies for the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. Additionally, the AR-301 clinical trial currently has sites enrolling in Russia, Ukraine and Belarus. To the extent the conflict between Ukraine and Russia adversely impacts our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our AR-301 clinical trial, the timing for completing our AR-301 trial may be adversely impacted. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

The Company plans to fund its cash flow needs through current cash on hand and future debt and equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in February 2022 from debt proceeds, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

Customer Risk

For the year ended December 31, 2021, three customers, each individually being 34%, 36% and 30% accounted for 100% of total revenue and for the year ended December 31, 2020, one customer accounted for 100% of total revenue. The customers are located in the United States. As of December 31, 2021 and 2020, there were no accounts receivable.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets which, in aggregate, represent the amount reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$18,098	$8,232
Restricted cash	1,888	500
Total cash, cash equivalents and restricted cash	$19,986	$8,732

Restricted cash consists of deposits for a letter of credit that the Company has provided to secure its obligations under its facility lease and cash received from the Gates Foundation restricted specifically to research associated with the grant. Restricted cash is classified as current when the Company expects to fulfill the obligation within one year or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and 2020, there were no allowances for doubtful accounts.

Operating Leases

The Company evaluates leases at their inception as either operating or capital leases, and may receive renewal or expansion options, rent holidays, leasehold improvement allowances and other incentives on such lease agreements. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of December 31, 2021 and 2020.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the years ended December 31, 2021 and 2020, there was no amortization of the contract assets and there have been no impairments as of December 31, 2021 and 2020.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its consolidated balance sheets at December 31, 2021 and 2020 (see Note 6).

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

In March 2021 and in August 2021, the Company issued 124,789 and 634,600 dividend shares, respectively, to certain common stockholders with a fair value of approximately $986,000 and approximately $3.1 million, respectively, (see Note 9) which is included in the net loss available to common stockholders for the year ended December 31, 2021 in the below table.

For the years ended December 31, 2021 and 2020, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following tables presents the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2021	2020
Numerator:
Net loss available to common stockholders	$(46,320)	$(22,333)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	12,291,600	9,168,744
Basic and diluted net loss per share	$(3.77)	$(2.44)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended
	December 31,
	2021	2020
Stock options to purchase common stock	1,905,459	1,550,956
Common stock warrants	3,592,905	2,052,128
	5,498,364	3,603,084

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

Recently Issued Accounting Pronouncements not yet adopted as of December 31, 2021

Accounting Standards Update 2016-02, 2018-11 and 2019-01

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842, Leases, which provides clarification to ASU 2016-02. These ASUs (collectively, the new lease standard) require an entity to recognize a lease liability and a right-of-use asset on the consolidated balance sheet for leases with lease terms of more than twelve months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Initial guidance required the adoption of the new lease standard using the modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842)-Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, FASB issued ASU 2019-01, Codification improvements, which provides clarification on implementation issued associated with adopting ASU 2016-02. ASU 2019-01 enhances the guidance in ASC 842 surrounding the fair value of underlying assets for lessors, presentation of sales-type and direct financing leases on the consolidated statement of cash flows, and transition guidance surrounding accounting changes and error corrections.

As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, the new leasing standard updates would be effective for the Company for the year ended December 31, 2022, and all interim periods within the year ended December 31, 2023. The Company has adopted ASU 2016-02 as of January 1, 2022 and will record a right-of-use asset and leasehold liability on the consolidated balance sheet.

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments- Credit Losses (ASC 326)”, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. For public business entities, ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have an impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update 2019-12

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (ASC 740)”, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities, the ASU 2019-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2019-12 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have an impact on the Company’s consolidated financial statements and disclosures.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other current assets, other assets, accounts payable, accrued liabilities, and insurance financing note payable approximate fair value due to the short-term nature of these items.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Lab equipment	$2,390	$2,200
Computer equipment and software	25	25
Construction in progress	—	188
Leasehold improvements	527	—
Total property and equipment	2,942	2,413
Less: Accumulated depreciation	(1,585)	(1,155)
Property and equipment, net	$1,357	$1,258

Depreciation expense was approximately $430,000 and  $332,000 for years ended December 31, 2021 and 2020.

In October 2020, the Company entered into a lease agreement for its new headquarters facility in Los Gatos, California (see Note 13). The Company moved into the new facility in December 2020 and recorded approximately $188,000 in construction in progress related to leasehold improvements made by the Company related to the new facility.

The Company substantially completed construction in progress related to leasehold improvements made by the Company related to the new facility. As a result, approximately $527,000 was recorded to leasehold improvements including approximately $188,000 of construction in progress that had been recorded in 2020.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Licenses	$81	$81
Less: Accumulated amortization	(59)	(54)
Intangible assets, net	$22	$27

Amortization expense was approximately $5,000 for both years ended December 31, 2021 and 2020, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows (in thousands):

Year ending December 31,
2022	$5
2023	5
2024	5
2025	5
2026	2
Total	$22

Licenses

University Licensing Agreements

The University of Chicago-Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with The University of Chicago (UOC), a non-profit university. This agreement granted to us an exclusive, royalty-bearing license for staph alpha toxin technology. The UOC agreement also granted to us the right to sublicense. UOC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We paid upfront fees upon the execution of the agreement and are obligated to pay an annual maintenance fee. We also are obligated to pay UOC low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments, subject to a minimum amount. The aggregate milestone payments under the UOC agreement potentially total up to $1.6 million. No milestones were met or accrued for during 2021. A $100,000 milestone was accrued for at December 31, 2020. We are responsible for our pro rata share of patent expenses.

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

The Brigham and Women’s Hospital, Inc.-Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with The Brigham and Women’s Hospital, Inc. (BWH), a non-profit corporation. This agreement granted to us an exclusive, royalty-bearing license under its and Beth Israel Deaconess Medical Center’s (BIDMC) rights in methods and composition relating to specific binding peptides to P. aeruginosa mucoid exopolysaccharide to make, use and sell products and processes for the treatment of pseudomonas infections in humans that are covered by such patent rights. The BWH agreement also granted to us the right to sublicense. BWH and BIDMC retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government. We also are obligated to pay BWH low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the BHW agreement potentially total up to $860,000. No milestones were met or accrued for during 2021 or 2020.  We are responsible for diligently prosecuting and maintaining the licensed patent rights, at our sole cost and expense.

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

The University of Iowa Research Foundation-Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with The University of Iowa Research Foundation (UIRF). The UIRF agreement granted to us an exclusive, royalty-bearing license under its rights in methods relating to gallium containing compounds for the treatment of infections to make, use and sell products that are covered by such patent rights. The UIRF agreement also granted to us the right to sublicense. UIRF retained the right and ability to grant right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government including the United States Department of Veterans Affairs. We also are obligated to pay UIRF low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the UIRF agreement potentially total up to $712,500. No milestones were met or accrued for during 2020. A milestone was met and $75,000 was accrued for as of December 31, 2021. We are responsible for diligently prosecuting and maintaining the licensed UIRF patent rights, at our sole cost and expense.

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

Brigham Young University-Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with Brigham Young University (BYU). This agreement granted to us an exclusive, royalty-bearing license under its rights in stabilization of biological agents methods relating to human vaccines to make, use and sell products that are covered by such patent rights. The agreement also granted to us the right to sublicense. BYU and the Church of Jesus Christ of Latter-day Saints and the Church Education System retained the right and ability to use such patent rights for academic and ecclesiastical purposes and also to purchase products using such patents rights at a discounted price. We also are obligated to pay BYU low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments under the BYU agreement potentially total up to $400,000. No milestones were met or accrued for during 2021 or 2020. BYU is responsible for diligently prosecuting and maintaining the licensed BYU patent rights and we reimburse them for one-third of their costs.

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

The University of Alabama at Birmingham Research Foundation — Exclusive Patent License Agreement

In September 2020, the Company entered into an exclusive licensing agreement with the University of Alabama at Birmingham Research Foundation (“UABRF”), a non-profit corporation. This agreement granted the Company an exclusive, royalty-bearing license for intellectual property entitled human neutralizing antibodies against SARS-CoV-02/COVID-19. UABRF and Texas Biomedical Research Institute (“Texas Biomed”) jointly own all rights, title and interest in the intellectual property. The UABRF license agreement also granted to the Company the right to sublicense the technology. UABRF retained the non-transferrable right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government.

The Company has agreed to provide at least $50,000 in research funding to each of the two lead inventor’s research programs. This funding was supplied under research agreements between the Company, UABRF and Texas Biomed, and the intellectual property resulting from such research shall be included under this exclusive license agreement. The potential development and commercialization milestone payments under the UABRF agreement total up to approximately $5.5 million. No milestones were met or accrued for as of December 31, 2021 and 2020. The Company is also obligated to pay UABRF single digit percentage royalties on net sales from us and our sublicensee’s sale of any commercialized licensed product or process, subject to minimum annual amounts starting in 2026. The Company is obligated to pay UABRF double digit percentage royalties on non-royalty income received during the term of the license agreement, and payments will be reduced by one half for non-royalty income received for a combination product as defined in the agreement. No milestones were met or accrued for as of December 31, 2021 and 2020. The Company is responsible for all patent protection expenses.

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

Broad Institute of MIT and Harvard — Non-Exclusive Manufacturing License Agreement

We entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard (the “Broad Institute”) to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants. These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the PEXTM mAb discovery and manufacturing production technology.

We are obligated to pay to the Broad Institute an issue fee of $25,000, an annual license maintenance fee of $50,000 in 2022, and fees of $100,000 in 2023 and each year thereafter. Additionally, we are obligated to pay a royalty of 7% of all service income received from a customer for the manufacture, sale or transfer of CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants or end products, as well as 0.5% of end product net sales from use of any commercialized product that contains any small or large molecule made through the use of a CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants. The term of the license agreement continues until all patents and filed patent applications, included within the licensed Broad Institute patents, have expired or been abandoned.

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

Corporate Licensing Agreements

MedImmune Limited - License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2021, and recorded as research and development expense within its consolidated statement of operations for the year ended December 31, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million (see Note 9) which the Company recognized as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet during the year ended December 31, 2021.

As additional consideration, the Company will pay MedImmune milestone payments upon the achievement of certain regulatory approvals, for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. There are no development milestone payments. MedImmune is entitled to royalty payments based on aggregate net sales ranging from 12.5% to 15% dependent on net sales volume. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, MedImmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license. The term of the MedImmune License Agreement continues until the expiration of the last royalty term for the last licensed product as defined in the license agreement.

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

As of December 31, 2021 and 2020, no royalty obligation was due to Kenta.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2021	2020

Research and development services	$5,939	$872
Payroll related expenses	416	279
Professional services and other	109	179
Accrued liabilities	$6,464	$1,330

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

For the years ended December 31, 2021 and 2020, the Company recognized approximately $0 and $9,000 in losses from the operations of the JV Entity, respectively. As of December 31, 2021 and 2020, the Company’s equity method investment in the JV Entity was $0.

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

The Company determined the consideration for the Phase 2a clinical trial contract totals approximately $3.8 million which includes four development-based milestones. The Company determined as of December 31, 2021, the transaction price for the Phase 2a clinical trial contract was $1.0 million as the first of the four development-based milestones was achieved during the year ended December 31, 2021. As of December 31, 2021, the amount of the remaining three development-based milestones could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining three milestones, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if those milestones were included in the transaction price.

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

For the year ended December 31, 2021, the Company recognized revenue of approximately $524,000 from the CFF Agreement, mainly due to the achievement of the first of four development-based milestones related to the Phase 2a clinical trial in 2021. The Company recorded a contract liability for the remaining consideration for achieving the first milestone of approximately $476,000 to deferred revenue, current, on its consolidated balance sheet as of December 31, 2021. For the year ended December 31, 2020, the Company recognized $1.0 million in revenue from the CFF Agreement, mainly due to the achievement in 2020 of one development-based milestone related to the Phase 1 MAD clinical trial.

Gates Foundation Grant Agreement

On October 15, 2021, the Company entered into an agreement with the Bill and Melinda Gates Foundation (“Gates Foundation” or “BMGF”) by executing a Grant Agreement identified as Investment ID INV-033376 (“Grant”). The goal of the Grant Agreement, is to develop durable approaches to block the infection and transmission of pathogens. For providing research and development services under the Grant Agreement, the Gates Foundation has agreed to compensate the Company $1.93 million due upon execution of the Grant Agreement. In return, we agreed to conduct a proof-of-concept study seeking to demonstrate that inhaled neutralizing antibodies are effective for preventing viral infection and transmission. We are required to ensure global access which means that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the proof-of-concept study (collectively referred to as the Funded Developments) will be made available and accessible at an affordable price (i) to people most in need within developing countries or (ii) in support of the U.S. educational system and public libraries. Consistent with our Global Access commitments, if the project description specifies publication or publication is otherwise requested by the Gates Foundation, the Company will seek prompt Publication of any Funded Developments consisting of data and results. These obligations survive any expiration or termination of the grant agreement.

Under the Grant Agreement, the Gates Foundation made an upfront payment of $1.93 million. The Agreement specifies that we may not use funds provided under the Grant Agreement for any purpose other than the project. The Company is required to repay any portion of the funds used or committed in material breach of the Grant Agreement. Any grant funds, plus any income, that have not been used for, or committed to, the Project upon expiration or termination of the Agreement, must be returned promptly to the Gates Foundation. The Company is required to maintain grant funds in a physically separate bank account or a separate bookkeeping account maintained as part of the Company’s financial records and dedicated to the project.

The Company will conduct research and development services up until the proof-of-concept study is completed, at which point the Gates Foundation will determine whether to approve further grant funding for transmission studies or end the study in which case the Company will no longer provide any significant goods or services. The Company will partner with three main subcontractors to deliver the scope of work described in the investment document. The Gates Foundation’s role is limited to advisory participation and participation in review meetings. If the Gates Foundation decides not to proceed with the transmission studies described in the Investment Document, the Company will not undertake any additional activities or incur any substantial costs outside the Grant Agreement.

The Grant Agreement is considered within the scope of ASC 606 as the parties have a customer/vendor relationship and are not exposed equally to the risks and rewards of the research and development services contemplated in the Grant Agreement. The Company identified the following promises under the Agreement: 1) research and development services, 2) global access commitment, 3) humanitarian license, 4) publication if requested by the Gates Foundation, and 5) intellectual property reporting upon request. The Company determined that these promises are not distinct from each other, and therefore represent one performance obligation.

Since the Company is required to update the Gates Foundation on technical progress during each stage of the Funded Development, the ability to access research and development results represents the Gates Foundation’s consumption of the benefits from the Company’s research and development activities. As such, research and development services revenue is recognized over time. At each reporting period, the amount of revenue to recognize is calculated using the input method (cost-to-cost), by comparing cumulative costs incurred to the total estimated costs to perform the research and development services and applying that percentage of completion to the transaction price. The Company believes this method best depicts the transfer of control to the customer, which occurs as the costs related to the research and development services are incurred.

For the year ended December 31, 2021, the Company recognized revenue of approximately $546,000 from the Grant Agreement, based on expenses incurred and paid to partners to assist with the research and development services. The Company recorded a contract liability for the remaining consideration of approximately $1,387,000 to deferred revenue, current, on its consolidated balance sheet as of December 31, 2021.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At December 31, 2021 and 2020 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that no performance obligations or material promises were satisfied as of December 31, 2021, and therefore, no revenue related to the License Agreement was recognized for the years ended December 31, 2021 and 2020. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.6 million and $18.7 million to deferred revenue, current, and approximately $913,000 and $854,000 to deferred revenue, noncurrent, on its consolidated balance sheets as of December 31, 2021 and 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $96,000 and $90,000 is classified as noncurrent, as of December 31, 2021 and December 31, 2020, respectively.

Kermode Licensing and Product Discovery Agreement

In February 2021, the Company entered into an out-licensing and product discovery agreement, and a statement of work (collectively, the “Kermode Agreement”) with Kermode Biotechnologies, Inc. (“Kermode”). Under the terms of this agreement, Kermode will fund for one year the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). Kermode also received exclusive rights to all mAbs and vaccines discovered for veterinary uses and rights to a non-exclusive license to use the Company’s ʎPEX technology platform for further development activities. The Company retained exclusive rights to mAbs and vaccines discovered for human uses. In March 2021, the Company received a nonrefundable upfront payment of $500,000 and received one milestone payment of $250,000  in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Kermode Agreement defines four phases of research and development activities. The Company is also entitled to royalty payments based on future net sales if Kermode is ultimately successful in commercializing product candidates.

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

As of December 31, 2021, the transaction price of the Kermode Agreement was $750,000, consisting of the nonrefundable upfront payment and one milestone payment. Another milestone payment of $250,000, and potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payment and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

For year ended December 31, 2021, the Company recognized approximately $465,000 in revenue related to the Kermode Agreement. The Company has recorded the remaining portion of the nonrefundable upfront payment as a contract liability of approximately $285,000 to deferred revenue, current, as of December 31, 2021.

7. Notes Payable

Note Purchase Agreement

On November 23, 2021, the Company entered into an agreement (“Note Purchase Agreement”) with Streeterville Capital, LLC (Lender), pursuant to which we issued to the Lender a secured promissory note (Note) in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (Issuance Date). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Beginning on May 23, 2022, the Lender has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $450,000. Payments of each redemption amount must be made in cash. Pursuant to the Note, the Company can defer all redemption payments that the Lender could otherwise elect to make during any calendar month on three (3) separate occasions by providing written notice to Lender at least three (3) trading days prior to the first day of each such calendar month for which it wishes to defer redemptions for that month. In the event the Company elects to defer, the aggregate principal amount plus accrued but unpaid interest (Outstanding Amount) shall automatically be increased by (a) 0.5% for the first exercise; (b) 1% for the second exercise and (c) 1.5% for the third exercise. The Company can prepay all or any portion of the Outstanding Amount at a rate of (a) 105% of the portion of the Outstanding Balance the Company elects to prepay if prepayment occurs on or before the three-month anniversary of the Issuance Date; (b) 107.5% of the portion of the Outstanding Balance the Company elects to prepay if prepayment occurs after the three-month anniversary of the Issuance Date but on or before the six-month anniversary of the Issuance Date and (c) 110% of the Outstanding Balance if the prepayment occurs after the six-month anniversary of the Issuance Date.

Pursuant to the Note Purchase Agreement, we are subject to certain covenants, including the obligations to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of our common stock on a securities exchange; and (iii) avoid trading in our common stock from being suspended, halted, chilled, frozen or otherwise ceased. The Note is secured by the Company’s MabIgX assets.

The Company elected to apply the fair value option to the measurement of this note. The total initial fair value at issuance was $5,250,000. The Company remeasured the fair value as of December 31, 2021 and recognized an expense of $33,000 as the fair value of note had increased. The fair value measurement includes the accrued interest and interest expense, at the stated rate, and thus separate amount is not reflected in the consolidated statement of operations. For the year ended December 31, 2021, the Company recognized approximately $250,000 in interest expense for the issuance discount related to the note. . The Company has recorded a liability of approximately $5,282,000 to Note Payable, non-current, as of December 31, 2021. The note matures on November 23, 2023.

Insurance Financing

The Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns First Insurance Funding (Lender) a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

The total premiums, taxes and fees financed is approximately $1,645,000 with an annual interest rate of 3.67%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At December 31, 2021 the Company recognized approximately $696,000 as insurance financing note payable in its consolidated balance sheet. The Company will pay the insurance financing through installment payments with the last payment being on May 14, 2022.

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

In May 2021, the Company received confirmation that the PPP Loan was forgiven by the SBA and was legally released from its financial obligation by the lender, SVB. As such, for the year ended December 31, 2021, the Company recognized in its consolidated statement of operations a gain on extinguishment of PPP Loan of approximately $722,000, which includes the PPP Loan principal of approximately $715,000 and accrued interest of approximately $7,000. At December 31, 2021, the Company had no liabilities related to the PPP Loan recorded in its consolidated balance sheet.

8. Warrants

In August 2021, the Company entered into a Securities Purchase Agreement (the “August 2021 Securities Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of Common Stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Company received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $22.6 million (see Note 9).

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

The Company measured the fair value of the Common Stock and Pre-Funded Warrants based on the Company’s closing stock price on the date the August 2021 Purchase Agreement was entered into and the fair value of the Warrants was based upon a BSM valuation model. The BSM valuation model used the following assumptions: expected term of seven years, expected volatility of approximately 97%, risk-free interest rate of 0.96%, and dividend yield of 0%. The Company used the relative fair value method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants and the Warrants of approximately $22.6 million. The Company recorded approximately $4.4 million, $12.2 million and $6 million, which represented the relative fair value of the Common Stock, Pre-Funded Warrants and Warrants, respectively, to stockholders’ equity (deficit) within the Company’s consolidated balance sheet.

In December 2021, all of the Pre-Funded Warrants were exercised. A total of 3,647,556 shares of Common Stock were issued in exchange for approximately $4,000 in cash as a result of the exercise.

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

9. Common Stock

As of December 31, 2021, the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	3,592,905
Shares reserved for exercise of outstanding options to purchase common stock	1,905,459
Shares reserved for issuance of future options	228,099
Total	5,726,463

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

In October 2020, shares of Common Stock were sold in a registered direct offering in which each share contains a price based anti-dilution rights. If the Company issues additional securities at a purchase price less than the purchase price paid by these respective holders, the Company shall issue additional common shares equal to the difference of the number of common shares that each respective shareholder would have received if they paid the subsequent lower price, and the number of shares each respective shareholder originally received. As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, the Company was obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in the Company’s October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, the Company issued 124,789 dividend shares to certain common stockholders with a fair value of approximately $986,000, which the Company recorded as a credit to additional paid-in capital, and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2021.

MedImmune Limited License Agreement

Effective July 12, 2021, the Company entered into the MedImmune License Agreement, pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting staphylococcus aureus alpha toxin (see Note 4). As part of the consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its’s common stock to MedImmune. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million. The Company measured the fair value of the common stock issued to MedImmune based on the Company’s closing stock price on the effective date of the MedImmune License Agreement. The Company recognized the $6.5 million as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet for the year ended December 31, 2021.

August 2021 Securities Purchase Agreement

In August 2021, the Company entered into a Securities Purchase Agreement (the “August 2021 Securities Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of Common Stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Company received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $22.6 million (see Note 8).

As a result of this registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, the Company was obligated to issue an additional 634,600 shares of unregistered Common Stock to the investors in the Company’s October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements. In August 2021, the Company issued 634,600 dividend shares to certain common stockholders with a fair value of approximately $3.1 million, which the Company recorded as a credit to additional paid-in capital, and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2021.

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

As a result of the limitations of General Instruction I.B.6 of Form S-3, and in accordance with the terms of the ATM Agreement, the Company filed a prospectus supplement on May 14, 2020 that registered the offer and sale of shares of its common stock having an aggregate offering price of up to $22.0 million from time to time through Cantor. During the year ended December 31, 2021, the Company had not sold any shares of common stock under the ATM Agreement. During the year ended December 31, 2020, the Company had sold 7,883 shares of common stock under the ATM Agreement for gross proceeds of approximately $64,000, and after deducting commissions, net proceeds were approximately $62,000.

On January 10, 2022, the Company notified Cantor of its intent to terminate, which became effective on January 18, 2022, the Controlled Equity Offering Sales Agreement dated as of September 3, 2019 between the Company and Cantor in connection with the Company’s at-the-market offering of up to $25.0 million.

On January 19, 2022, the Company entered into an At-the-Market Sales Agreement (“Sales Agreement”) with Virtu Americas LLC (“Virtu”), as sales agent. Pursuant to the terms of the Sales Agreement, the Company may issue and sell from time to time shares of its common stock, par value $0.0001 per share, through Virtu, acting as its sales agent, or directly to Virtu, acting as principal. Pursuant to the Company’s prospectus supplement filed on January 19, 2022, the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25.0 million.

Under the Sales Agreement, Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-233601) filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2019, declared effective by the SEC on September 5, 2019. In addition, under the Sales Agreement, sales of Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

The Company will pay Virtu a commission rate of up to 3.0% of the gross proceeds from each sale of Shares and has agreed to provide Virtu with customary indemnification and contribution rights. The Company will also reimburse Virtu for certain specified expenses in connection with entering into the Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend the offering of its common stock upon notice and subject to other conditions. The Sales Agreement contains customary representations, warranties and agreements by the Company, other obligations of the parties and termination provisions.

The Company intends to use the net proceeds from the sale of any Shares sold under the Sales Agreement for general corporate purposes, which may include, among other things, increasing the Company’s working capital, financing ongoing operating expenses and overhead, funding capital expenditures, repayment of debt, acquisitions, and investments in the Company’s subsidiaries.

Securities Purchase Agreement

In October 2020, the Company entered into the October 2020 Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to offer, issue and sell to the Purchasers, (i) in a registered direct offering, an aggregate of 1,134,470 shares of common stock, par value $0.0001 per share and (ii) in a concurrent private placement, Series A warrants and Series B warrants to purchase up to an aggregate 567,234 shares of Common Stock, for aggregate gross proceeds to the Company of approximately $8.5 million, and after deducting commissions and offering costs, net proceeds were approximately $7.8 million (see Note 8). In October 2020, the Company paid Arcadia Securities, LLC a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering to certain of the investors. In addition, in October 2020, the Company paid Cantor a fee equal to 3.5% of the aggregate purchase price of the shares of its common stock sold in the offering.

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

Stock option activity for the year ended December 31, 2021 is represented in the following table:

		Options Outstanding
	Shares		Weighted-
	Available	Number of	Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2020	584,161	1,550,956	$9.43
Options granted	(493,440)	493,440	$5.04
Options exercised	—	(1,559)	$2.89
Options cancelled	137,378	(137,378)	$7.05
Balances at December 31, 2021	228,099	1,905,459	$8.47

Additional information related to the status of options as of December 31, 2021 is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(in thousands)
Options outstanding	1,905,459	$8.47	6.97	$13
Options vested and exercisable	1,287,094	$9.70	6.11	$—

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the years ended December 31, 2021 and 2020 were estimated using the following assumptions:

	Years Ended
	December 31,
	2021	2020
Expected term (in years)	6.00	6.00
Expected volatility	99% - 100%	84% - 100%
Risk-free interest rate	0.8% - 1.17%	0.38% - 1.73%
Dividend yield	0%	0%

During the years ended December 31, 2021 and 2020, the Company granted options to purchase 493,440 and 207,155 shares with a weighted-average grant date fair value of $3.68 and $4.72 per share, respectively.

There were 1,559 and 4,913 options exercised during the years ended December 31, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was approximately $5,000 and $17,000, respectively.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Years Ended
	December 31,
	2021	2020
Research and development	$687	$590
General and administrative	1,564	1,538
Total	$2,251	$2,128

As of December 31, 2021, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $2.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.42 years.

11. Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2021 and 2020.

A reconciliation between the statutory U.S. federal rate and the Company’s effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Federal income tax at statutory rate	$(8,860)	$(4,690)
State income tax, net of federal benefit	(759)	(36)
Foreign tax differential	1,345	1,906
State Rate change	(346)	287
Permanent differences	66	1,088
Tax credits generated in current year	(894)	(649)
Uncertain tax position change	224	162
Other	28	(92)
Valuation allowance change	9,196	2,024
	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our Net deferred tax assets (in thousands) are as follows:

	Year Ended
	December 31,
	2021	2020
Net operating loss carryforwards	$22,603	$14,793
Accruals and reserves	175	39
Stock based compensations	1,607	1,153
Research and development credits	2,692	2,021
Deferred revenue	1,454	1,338
Depreciation and amortization	—	(9)
Total	28,531	19,335
Valuation allowance change	(28,531)	(19,335)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions (in thousands) is as follows:

	December 31,
	2021	2020
Balance at the beginning of the year	$705	$534
Increase/(decrease) based on current year tax positions	235	171
Increase/(decrease) for prior year tax positions	—	—
Balance at the end of the year	$940	$705

Due to the existence of the valuation allowance, future changes in the Company’s liability for uncertain tax positions will not impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in its liability for uncertain tax positions in the next twelve months.

Tax Legislation subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion as the foreign subsidiaries are in loss positions in 2021.

Based on the available objective evidence, management believes it is more-likely-than-not that the deferred tax assets were not fully realizable as of December 31, 2021 and 2020. Accordingly, the Company has established a full valuation allowance against its deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was approximately $9.2 million and $2.0 million, respectively.

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $19.5 million that begin to expire in 2034. The Company also has federal net operating losses of approximately $66.5 million that arose after the 2017 tax year and will carryforward indefinitely. The Company has state net operating loss carryforwards of approximately $69.2 million that will begin to expire in 2034. At December 31, 2021, the Company has research credit carryforwards of approximately $2.9 million and approximately $814,000 for federal and California state income tax purposes, respectively. The federal credits begin to expire in 2034 and the state credits can be carried forward indefinitely.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2021. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. Any annual limitation may result in the expiration of net operating losses and credits before utilization. The Company may continue to experience ownership changes in the future as a result of the Company’s future expected equity financings and subsequent shifts in its stock ownership, some of which may be outside of its control.

The Company is subject to taxation in the United States, California, the Netherlands and China, and remains subject to possible examination by tax authorities in these jurisdictions for tax years dating back to 2014. The Company became subject to taxation in Maryland and North Carolina starting tax year 2020 , and becomes subject to taxation in Colorado, Pennsylvania and South Carolina starting tax year 2021. The Company does not have any pending tax examinations. Following the Company’s adoption of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption.

12. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the years ended December 31, 2021 and 2020, the Company recorded approximately $75,000 and $188,000, respectively, as a reduction to operating expenses in the consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of December 31, 2021 and 2020, the Company recorded approximately $43,000 and $3,000, respectively, in other receivables on the consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10 million (see Note 9). As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company. In September 2019, the Company and Serum

AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (“ License Agreement”) (see Note 6).

The Company determined that no performance obligations were satisfied as of December 31, 2021 and 2020. Therefore, no revenue related to the License Agreement was recognized during the years ended December 31, 2021 and 2020. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.7 million and $18.7 million to deferred revenue, current, and approximately $913,000 and $854,000 to deferred revenue, noncurrent, on its consolidated balance sheets at December 31, 2021 and 2020, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $96,000 and $90,000 is classified as noncurrent, as of December 31, 2021 and 2020, respectively.

13. Commitments and Contingencies

Facility Lease

The Company previously leased office and lab space in San Jose, California under an operating lease arrangement which terminated in December 2020.

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five year term with a three year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord which is classified as restricted cash, noncurrent, in the Company’s consolidated balance sheet.

The future minimum lease payments for the new facility as of December 31, 2021 are as follows (in thousands):

Year ending December 31,
2022	$610
2023	628
2024	646
2025	666
2026	57
Total	$2,607

Rent expense for leases was approximately $630,000 and $529,000 for the years ended December 31, 2021 and 2020, respectively.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of December 31, 2021 and 2020, no accruals have been made related to contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings for legal complaints filed during the years ended December 31, 2021 and 2020.

Legal Proceedings

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company’s preferred stock in July 2017 prior to the Company’s IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO. The plaintiff is asking for approximately $277,000 in compensatory damages. The parties are currently in fact discovery. The Company believes that the claims in this complaint are without merit and intends to defend vigorously against them. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2021 and 2020, no liability recognized related to this matter.

In September 2021, Cantor filed a complaint in the New York State Supreme Court against the Company alleging that it breached a letter agreement with Cantor and owes Cantor approximately $1.8 million, including attorney’s fees for a financing fee related to the Company’s equity offering in August 2021. The parties entered into a settlement agreement and release on December 15, 2021. The settlement amount is included in accounts payable on the consolidated balance sheet as of December 31, 2021.

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against its former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy the Company allege were not permitted by the agreement with the landlord. The Company seeks to recover rent paid under protest, its deposit, moving and relocation expenses and consequential damages arising from disruption to its operations. The Company will account for any possible gain that may result from this complaint upon resolution.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant; however, management believes that these disallowances, if any, would be immaterial.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of December 31, 2021 and 2020.

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

None of these events have occurred as of December 31, 2021.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment. Since then one milestone payment has been received in December 2021. The Company will receive additional milestone payments from Kermode as certain phases defined in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products.  None of these events occurred as of December 31, 2021.

MedImmune Limited License Agreement

In July 2021, the Company executed the MedImmune License Agreement (see Note 4). As additional consideration under this agreement, the Company will pay MedImmune milestone payments upon the achievement of certain regulatory approvals, for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. There are no development milestone payments. MedImmune is entitled to royalty payments based on aggregate net sales ranging from 12.5% to 15% dependent on net sales volume. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, MedImmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license. None of these events occurred as of December 31, 2021.

14. Subsequent Events

ATM Agreement

On January 10, 2022, the Company notified Cantor of its intent to terminate, which became effective on January 18, 2022, the Controlled Equity Offering Sales Agreement dated as of September 3, 2019 between the Company and Cantor in connection with the Company’s at-the-market offering of up to $25.0 million.

On January 19, 2022, the Company entered into an At-the-Market Sales Agreement (“Sales Agreement”) with Virtu Americas LLC (“Virtu”), as sales agent. Pursuant to the terms of the Sales Agreement, the Company may issue and sell from time to time shares of its common stock, par value $0.0001 per share, through Virtu, acting as its sales agent, or directly to Virtu, acting as principal. Pursuant to the Company’s prospectus supplement filed on January 19, 2022, the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25.0 million.

The Company will pay Virtu a commission rate of up to 3.0% of the gross proceeds from each sale of Shares and has agreed to provide Virtu with customary indemnification and contribution rights. The Company will also reimburse Virtu for certain specified expenses in connection with entering into the Sales Agreement.

Legal proceedings

The Company submitted an amended complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on February 4, 2022, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The landlord has filed a cross-complaint for damage to property and attorneys’ fees.

Note Purchase Agreement

Pursuant to the terms agreed in the Note Purchase Agreement with Streeterville Capital, LLC, the Company issued a second Note to the Lender on February 21, 2022 in the aggregate principal amount of $5,250,000 which are substantially similar to the first Note except the maturity date is February 21, 2024.