Form 10-Q
period 2022-03-31
Aridis Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at May 2, 2022 was 17,701,592.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,475	$18,098
Restricted cash	1,267	1,388
Other receivables	395	237
Contract costs	3,223	1,967
Prepaid asset	2,409	2,700
Total current assets	19,769	24,390
Property and equipment, net	1,249	1,357
Right-of-use assets, net	1,762	—
Intangible assets, net	21	22
Restricted cash, non-current	500	500
Contract costs, non-current	90	96
Other assets	426	431
Total assets	$23,817	$26,796
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,030	$5,240
Accrued liabilities	6,381	6,464
Lease liabilities	490	—
Deferred revenue	20,959	20,838
Note payable	139	696
Other liabilities	15	110
Total current liabilities	31,014	33,348
Deferred revenue, non-current	854	913
Lease liabilities, non-current	1,710	—
Note payable, non-current (at fair value)	10,648	5,282
Other liabilities	—	363
Total liabilities	44,226	39,906
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 17,701,592 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	2	2
Additional paid-in capital	152,650	152,183
Accumulated deficit	(173,061)	(165,295)
Total stockholders’ deficit	(20,409)	(13,110)
Total liabilities and stockholders’ deficit	$23,817	$26,796

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,187	$—
Operating expenses:
Research and development	6,450	4,955
General and administrative	2,161	1,944
Total operating expenses	8,611	6,899
Loss from operations	(7,424)	(6,899)
Other income (expense):
Interest (expense) income, net	(248)	1
Other income	22	7
Change in fair value of note payable	(116)	—
Net loss	$(7,766)	$(6,891)
Deemed dividends	—	(986)
Net loss available to common stockholders	$(7,766)	$(7,877)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	10,230,043
Net loss per share to common stockholders, basic and diluted	$(0.44)	$(0.77)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended March 31, 2022 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2021	—	$—	17,701,592	$2	$152,183	$(165,295)	$(13,110)
Stock-based compensation	—	—	—	—	467	—	467
Net loss	—	—	—	—	—	(7,766)	(7,766)
Balances as of March 31, 2022	—	$—	17,701,592	$2	$152,650	$(173,061)	$(20,409)

	Three Months Ended March 31, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2020	—	$—	10,065,727	$1	$114,420	$(123,102)	$(8,681)
Issuance of common stock in registered direct offering, net of issuance costs	—	—	1,037,405	—	6,417	—	6,417
Deemed dividends	—	—	124,789	—	—	—	—
Issuance of common stock for consulting services	—	—	5,000	—	33	—	33
Stock-based compensation	—	—	—	—	567	—	567
Net loss	—	—	—	—	—	(6,891)	(6,891)
Balances as of March 31, 2021	—	$—	11,232,921	$1	$121,437	$(129,993)	$(8,555)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,766)	$(6,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	91
Stock-based compensation expense	467	567
Issuance of common stock in exchange for consulting services	—	33
Change in fair value of note payable	116	—
Non-cash debt issuance expense	250	—
Changes in operating assets and liabilities:
Other receivables	(17)	63
Prepaid asset	151	25
Contract asset	(1,250)	—
Other assets	5	—
Lease liabilities	(5)	—
Accounts payable	(2,213)	1,238
Accrued liabilities and other liabilities	(98)	367
Deferred revenue	63	500
Net cash used in operating activities	(10,166)	(4,007)
Cash flows from investing activities:
Purchase of property and equipment	(21)	(335)
Net cash used in investing activities	(21)	(335)
Cash flows from financing activities:
Proceeds from note payable	5,000	—
Proceeds from issuance of common stocks and warrants, net	—	6,582
Payment on financing of insurance premium	(557)	—
Net cash provided by financing activities	4,443	6,582
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,744)	2,240
Cash, cash equivalents and restricted cash at:
Beginning of period	19,986	8,732
End of period	$14,242	$10,972
Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Supplemental noncash investing and financing activities:
Property and equipment additions	$—	$109
Deemed dividends	$—	$154
Right-of-use assets obtained with corresponding lease liability	$1,877	$—

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the amounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2022.

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

COVID-19

The COVID-19 pandemic has caused business disruption globally. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

Going Concern

The Company had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2022 and the year ended December 31, 2021. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected condensed financial statement issuance date, is in excess of the cash available on-hand. In February 2022, the Company received additional gross proceeds of $5.0 million from debt financing (see Note 7).

The Company’s research and development expenses and resulting cash burn during the three months ended March 31, 2022, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, the pre-launch activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP, and the preclinical development of AR-701 COVID-19 monoclonal antibodies (mAbs). Current development activities are focused on AR-301, AR-320, AR-501 and AR-701. We expect our expenses to continue in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates

The on-going COVID-19 pandemic is affecting the United States and global economies. The pandemic has affected the Company and is likely to continue to affect the Company and its third parties, on which the Company relies, by causing disruptions in the clinical trial supplies for the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. Additionally, the AR-301 clinical trial currently has sites enrolling in Russia, Ukraine and Belarus. To the extent the conflict between Ukraine and Russia adversely impacts our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our AR-301 clinical trial, the timing for completing our AR-301 trial may be adversely impacted. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in February 2022 from debt proceeds, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

Customer Risk

There was $1.2 million revenue from three customers during the three months ended March 31, 2022 each individually being 10%, 24% and 66% accounting for 100% of total revenue. There was no revenue during the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, there were no accounts receivable.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of checking account and money market fund account balances. Restricted cash consists of deposits for a letter of credit that the Company has provided to secure its obligations under its facility lease as well as grant funds identified for the specific grant project.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$12,475	$18,098
Restricted cash	1,767	1,888
Total cash, cash equivalents and restricted cash	$14,242	$19,986

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 and December 31, 2021, there were no accounts receivable and allowances for doubtful accounts.

Operating Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company’s leases is generally unknown, the Company used its incremental borrowing rate of 6% based on the information available at the lease commencement date in determining the present value of future lease payments. Lease costs for the Company’s operating leases are recognized on a straight-line basis within operating expenses over the reasonably assured lease term. The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component.

Prior to adoption of ASC 842, Leases as of January 1, 2022, the Company evaluated leases at their inception as either operating or capital leases, and renewal or expansion options, rent holidays, leasehold improvement allowances and other incentives on such lease agreements. The Company recognized operating lease costs on a straight-line basis over the term of the agreement.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years for lab equipment and computer equipment and software, and over the shorter of the lease term or useful life for leasehold improvements. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed consolidated balance sheet and any resulting gain or loss is reflected in the condensed consolidated statement of operations in the period realized.

Intangible Assets

Intangible assets are recorded at cost and amortized over the estimated useful life of the asset. Intangible assets consist of licenses with various institutions whereby the Company has rights to use intangible property obtained from such institutions.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets as of March 31, 2022 and December 31, 2021.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e., costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. For the three months ended March 31, 2022 and 2021, there was no amortization of the contract assets and there have been no impairments as of March 31, 2022.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at March 31, 2022 and December 31, 2021 (see Note 6).

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

In March 2021, the Company issued 124,789 dividend shares respectively to certain common stockholders with a fair value of approximately $986,000 (see Note 9) which is included in the net loss available to common stockholders for the three months ended March 31, 2021 in the below table.

For the three months ended March 31, 2022 and 2021, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	March 31,
Numerator:	2022	2021
	(unaudited)	(unaudited)
Net loss available to common stockholders (basic and diluted)	$(7,766)	$(7,877)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	10,230,043

Net loss per share to common stockholders (basic and diluted)	$(0.44)	$(0.77)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Stock options to purchase common stock	1,949,030	1,680,939
Common stock warrants	3,592,905	2,052,128
	5,541,935	3,733,067

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

Recently Adopted Accounting Pronouncements

ASU 2016-02 - Accounting for Lease Obligation (“ASU 2016-02”)

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted this standard effective January 1, 2022, as required, retrospectively through a cumulative effect adjustment. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess, under ASU 2016-02, prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected to utilize the short-term lease recognition exemption for all leases that qualify. This means, for those short-term leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company also elected to separate lease and non-lease components for facility leases. Adoption of this guidance resulted in the recognition of lease liabilities of $2.3 million, based on the present value of the remaining minimum rental payments under current leasing standards for the Company’s applicable existing office space operating lease, with corresponding ROU assets of $1.9 million as of adoption date on January 1, 2022.

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Adoption of ASU 2020-06 as of January 1, 2022 did not have an impact on the Company's condensed consolidated financial statements and disclosures.

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments- Credit Losses (ASC 326)”, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. For public business entities, ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Adoption of ASU 2016-13 as of January 1, 2022 did not have an impact on the Company’s consolidated financial statements and disclosures.

Accounting Standards Update 2019-12

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (ASC 740)”, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities, the ASU 2019-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2019-12 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Adoption of ASU 2019-12 as of January 1, 2022 did not have an impact on the Company’s consolidated financial statements and disclosures.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying value of the Company's cash and cash equivalents, restricted cash, prepaid assets and other current assets, other assets, accounts payable, accrued liabilities, and insurance financing note payable approximate fair value due to the short-term nature of these items.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Lab equipment	$2,412	$2,390
Computer equipment and software	25	25
Leasehold improvements	527	527
Total property and equipment	2,964	2,942
Less: Accumulated depreciation	(1,715)	(1,585)
Property and equipment, net	$1,249	$1,357

Depreciation expense was approximately $130,000 and $90,000 for the three months ended March 31, 2022 and 2021, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(60)	(59)
Intangible assets, net	$21	$22

Amortization expense was approximately $1,000 for both three month periods ended March 31, 2022 and 2021.

Licenses

Broad Institute of MIT and Harvard — Non-Exclusive Manufacturing License Agreement

In January 2021, we entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard (the “Broad Institute”) to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants. These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the lPEXTM mAb discovery and manufacturing production technology.

Pursuant to this agreement, the Company is obligated to pay to the Broad Institute an issue fee of $25,000, an annual license maintenance fee of $50,000 in 2022, and fees of $100,000 in 2023 and each year thereafter. Additionally, the Company is obligated to pay a royalty of 7% of all service income received from a customer for the manufacture, sale or transfer of CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants or end products, as well as 0.5% of end product net sales from use of any commercialized product that contains any small or large molecule made through the use of a CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants. The term of the license agreement continues until all patents and filed patent applications, included within the licensed Broad Institute patents, have expired or been abandoned.

MedImmune Limited — License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the staphylococcus aureus alpha toxin (the “Licensed

Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2021 and recorded as research and development expense within its consolidated statement of operations for the year ended December 31, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million (see Note 9) which the Company recognized as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet during the year ended December 31, 2021.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Research and development services	$5,771	$5,939
Payroll related expenses	449	416
Professional services and other	161	109
Accrued liabilities	$6,381	$6,464

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

The Company recognized no losses from the operations of the JV Entity for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company’s equity method investment in the JV Entity was $0.

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

The clinical research activities related to the Phase 1 MAD clinical trial and the Phase 2a clinical trial that had not been started were evaluated to determine if they should be considered variable consideration or contingent promises akin to optional purchases under ASC 606. The Company concluded that these two promises that have not been started are contingent promises because there is substantive uncertainty about the contingent event occurring (i.e., milestones being achieved) and the contingent event requires additional distinct services and incremental payments from the CFF. The Company determined that these contingent promises did not provide the CFF with any material rights. The Phase 1 MAD clinical trial and the Phase 2a clinical trial will be accounted for as separate contracts at the time the Company is obligated to perform the underlying clinical research activities.

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

The Company determined the consideration for the Phase 2a clinical trial contract totals approximately $3.8 million which includes four development-based milestones. The Company determined as of March 31, 2022 the transaction price for the Phase 2a clinical trial contract was $2.0 million as achievement of the second of the four development-based milestones was determined to be highly probable. As of March 31, 2022, the amount of the remaining two development-based milestones could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining three milestones, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if those milestones were included in the transaction price.

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

For the three months ended March 31, 2022 and 2021, the Company recognized revenue from the CFF Agreement of $779,000 and $0, respectively. As of March 31, 2022 the Company recorded $1.0 million in contract assets on the condensed consolidated balance sheet.

Gates Foundation Grant Agreement

On October 15, 2021, the Company entered into an agreement with the Bill and Melinda Gates Foundation (“Gates Foundation” or “BMGF”) by executing a Grant Agreement identified as Investment ID INV-033376 (“Grant”). The goal of the Grant Agreement is to develop durable approaches to block the infection and transmission of pathogens. For providing research and development services under the Grant Agreement, the Gates Foundation has agreed to compensate the Company $1.93 million due upon execution of the Grant Agreement. In return, we agreed to conduct a proof-of-concept study seeking to demonstrate that inhaled neutralizing antibodies are effective for preventing viral infection and transmission. We are required to ensure global access which means that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the proof-of-concept study (collectively referred to as the Funded Developments) will be made available and accessible at an affordable price (i) to people most in need within developing countries or (ii) in support of the U.S. educational system and public libraries.

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

Since the Company is required to update the Gates Foundation on technical progress during each stage of the Funded Development, the ability to access research and development results represents the Gates Foundation’s consumption of the benefits from the Company’s research and development activities. As such, research and development services revenue are recognized over time. At each reporting period, the amount of revenue to recognize is calculated using the input method (cost-to-cost), by comparing cumulative costs incurred to the total estimated costs to perform the research and development services and applying that percentage of completion to the transaction price. The Company believes this method best depicts the transfer of control to the customer, which occurs as the costs related to the research and development services are incurred.

For the quarter ended March 31, 2022, the Company recognized revenue of approximately $120,000 from the Grant Agreement, based on expenses incurred and paid to partners to assist with the research and development services. The Company reduced the contract liability for the remaining consideration to approximately $1,267,000 in deferred revenue, current, on its condensed consolidated balance sheet as of March 31, 2022.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At March 31, 2022 and December 31, 2021 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2022, and therefore, no revenue related to the License Agreement was recognized for the three months ended March 31, 2022, and 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.7 million and $18.7 million to deferred revenue, current, and approximately $854,000 and $913,000 to deferred revenue, noncurrent, on its consolidated balance sheets as of March 31, 2022, and December 31, 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $90,000 and $96,000 is classified as noncurrent, as of March 31, 2022, and December 31, 2021, respectively.

Kermode Licensing and Product Discovery Agreement

In February 2021, the Company entered into an out-licensing and product discovery agreement, and a statement of work, collectively (the “Kermode Agreement”), with Kermode Biotechnologies, Inc. (“Kermode”). Under the terms of this agreement, Kermode will fund for one year the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). Kermode also received exclusive rights to all mAbs and vaccines discovered for veterinary uses and rights to a non-exclusive license to use the Company’s ʎPEX technology platform for further development activities. The Company retained exclusive rights to mAbs and vaccines discovered for human uses. In March 2021, the Company received a nonrefundable upfront payment of $500,000 and received one milestone payment of $250,000 in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Kermode Agreement defines four phases of research and development activities. The Company is also entitled to royalty payments based on future net sales if Kermode is ultimately successful in commercializing product candidates.

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

As of March 31, 2022, the transaction price of the Kermode Agreement was $1,000,000, consisting of the nonrefundable upfront payment of $500,000 and the two milestone payments, totaling $500,000. Potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payments and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

The Company determined that the one performance obligation under the Kermode Agreement should be recognized over time. At each reporting period, the amount of revenue to recognize will be calculated using the input method (cost-to-cost), by comparing cumulative costs incurred to the total estimated costs to perform all four phases of the research and development activities and applying that percentage of completion to the transaction price. The Company believes this method best depicts the transfer of control to the customer, which occurs as the costs related to the research and development activities are incurred.

The Company recognized approximately $288,000 in revenue related to the Kermode Agreement for the three months ended March 31, 2022 and no revenue for the three months ended March 31, 2021. The Company has recorded the remaining portion of the nonrefundable upfront payment as a contract liability of approximately $247,000 and $285,000 to deferred revenue, current, on its condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 the Company recorded $250,000 in contract assets on the condensed consolidated balance sheet.

7. Notes Payable

Note Purchase Agreement

On November 23, 2021, the Company entered into an agreement (“Note Purchase Agreement”) with Streeterville Capital, LLC (Lender), pursuant to which we issued to the Lender a secured promissory note (Note) in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (Issuance Date). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Beginning on May 23, 2022, the Lender has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $450,000. Pursuant to the terms agreed in the Note Purchase Agreement, the Company issued a second Note to the Lender on February 21, 2022 in the aggregate principal amount of $5,250,000 with terms substantially similar to the first Note except the maturity date is February 21, 2024. As of March 31, 2022 and December 31, 2021 the Lender has not exercised their right to redeem all or any portion of the Maximum Monthly Redemption Amount.

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

The Company elected to apply the fair value option to the measurement of this note. The total initial fair value at issuance was $5,250,000 for each Note. The Company remeasured the fair value as of March 31, 2022 and recognized an expense of $116,000 as the fair value of note had increased. The fair value measurement includes interest, at the stated rate, and thus separate amount is not reflected in the consolidated statement of operations. For the three months ended March 31, 2022, the Company recognized approximately $250,000 in interest expense for the issuance discount related to the second Note. The Company has recorded a liability of approximately $10,648,000 to Note Payable, non-current for both Notes, as of March 31, 2022.

Notes payable, non-current (in thousands):

Balance as of December 31, 2021	$5,282
Addition of notes payable	5,000
Original issuance discount	250
Change in fair value of notes payable	116
Balance as of March 31, 2022	$10,648

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

The total premiums, taxes and fees financed is approximately $1,645,000 with an annual interest rate of 3.67%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At March 31, 2022 and December 31, 2021, the Company recognized approximately $139,000 and $696,000 as insurance financing note payable in its consolidated balance sheet. The Company will pay the insurance financing through installment payments with the last payment being on May 14, 2022.

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

Each Warrant is exercisable for one share of Common Stock at an exercise price of $5.00 per share. The Warrants are immediately exercisable and will expire seven years from the original issuance date, or August 4, 2028. The Pre-Funded Warrants were offered in lieu of shares of Common Stock to the Purchaser whose purchase of shares of Common Stock in the Offering would otherwise result in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99)% of the Company’s outstanding Common Stock immediately following the consummation of this Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. A holder (together with its affiliates) may not exercise any portion of the Warrant or Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99)% of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Warrant or Pre-Funded Warrant, as applicable. The exercise price of the Warrants and the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and Pre-Funded Warrants. Each of the Warrants and the Pre-Funded Warrants may be exercised on a “cashless” basis under certain circumstances set forth in the Warrants and Pre-Funded Warrants.

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

9. Common Stock

As of March 31, 2022 the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	3,592,905
Shares reserved for exercise of outstanding options to purchase common stock	1,949,030
Shares reserved for issuance of future options	184,528
Total	5,726,463

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

In October 2020, shares of Common Stock were sold in a registered direct offering in which each share contains a price based anti-dilution rights. If the Company issues additional securities at a purchase price less than the purchase price paid by these respective holders, the Company shall issue additional common shares equal to the difference of the number of common shares that each respective shareholder would have received if they paid the subsequent lower price, and the number of shares each respective shareholder originally received. As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, the Company was obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in the Company’s October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, the Company issued 124,789 dividend shares to its common stockholders with a fair value of approximately $986,000 which the Company recorded as a credit to additional paid-in capital and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s condensed consolidated statement of changes in stockholders’ deficit for the three months ended December 31, 2021.

MedImmune Limited License Agreement

Effective July 12, 2021, the Company entered into the MedImmune License Agreement, pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting Staphylococcus aureus alpha toxin (see Note 4). As part of the consideration for the MedImmune License Agreement, the Company issued 884,956 shares of it’s common stock to MedImmune. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million. The Company measured the fair value of the common stock issued to MedImmune based on the Company’s closing stock price on the effective date of the MedImmune License Agreement. The Company recognized the $6.5 million as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet for the year ended December 31, 2021.

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

As a result of this registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, the Company was obligated to issue an additional 634,600 shares of unregistered Common Stock to the investors in the Company’s October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements. In August 2021, the Company issued 634,600 dividend shares to certain common stockholders with a fair value of approximately $3.1 million, which the Company recorded as a credit to additional paid-in capital, and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2021.  The company has fulfilled the obligation and no further anti-dilutive provisions are available.

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

Cantor may sell common stock under the ATM Agreement by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Cantor will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Cantor a commission of up to three percent (3.0)% of the gross sales proceeds of any common stock sold through Cantor under the ATM Agreement, and also has provided Cantor with customary indemnification rights.

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

On January 19, 2022, the Company entered into an At-the-Market Sales Agreement ("Sales Agreement") with Virtu Americas LLC ("Virtu"), as sales agent. Pursuant to the terms of the Sales Agreement, the Company may issue and sell from time-to-time shares of its common stock, par value $0.0001 per share, through Virtu, acting as its sales agent, or directly to Virtu, acting as principal. Pursuant to the Company’s prospectus supplement filed on January 19, 2022, the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25.0 million.

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

During the period ended March 31, 2022, the Company had not sold any shares of common stock under the ATM Sales Agreement.

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

Stock option activity for the three months ended March 31, 2022 is represented in the following table:

		Options Outstanding
			Weighted-
	Shares Available	Number of	Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2021	228,099	1,905,459	$9.43
Additional shares reserved	—	—	$—
Options granted	(85,635)	85,635	$1.92
Options exercised	—	—	$—
Options cancelled	42,064	(42,064)	$5.80
Balances at March 31, 2022	184,528	1,949,030	$8.24

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three months ended March 31, 2022 and 2021 were estimated using the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Expected term (in years)	6.00	6.00
Expected volatility	99%	100%
Risk-free interest-rate	1.86%	0.75%
Dividend yield	0%	0%

During the three months ended March 31, 2022 and 2021, the Company granted options to purchase 85,635 shares and 140,800 shares with a weighted-average grant date fair value of $1.92 and $5.13 per share, respectively.

There were no options exercised during the three months ended March 31, 2022 and 2021.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Research and development	$166	$160
General and administrative	301	407
Total	$467	$567

As of March 31, 2022, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $2.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.3 years.

11. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended March 31, 2022 and 2021, the Company recorded approximately $17,000 and $33,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of March 31, 2022 and December 31, 2021, the Company recorded approximately $17,000 and $33,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10 million. As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company. In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “License Agreement”) (see Note 6).

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2022, and therefore, no revenue related to the License Agreement was recognized for the three months ended March 31, 2022 and, 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.8 million and $18.7 million to deferred revenue, current, and approximately $854,000 and $913,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $90,000 and $96,000 is classified as noncurrent, as of March 31, 2022 and December 31, 2021, respectively.

12. Commitments and Contingencies

Facility Lease

The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception, or as applicable, and accounts for the arrangement under the relevant accounting literature. Currently, the Company is only party to a non-cancelable office space operating lease. Under the relevant guidance, the Company recognizes operating lease ROU assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate of 6%, and amortizes the ROU assets and liabilities over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five-year term with a three-year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord, which is classified as restricted cash, noncurrent, in the Company’s condensed consolidated balance sheet.

As of January 1, 2022, the company adopted ASC 842, Leases. The company recognizes ROU assets and lease liabilities at the adoption date based on the present value of future minimum lease payments over the lease term. The discount rate used was the incremental borrowing rate of 6% in determining the present value of the future minimum lease payments. The company recognized ROU assets of $1.9 million and lease liabilities of $2.3 million as of adoption date. As of March 31, 2022, the Company's ROU assets and liabilities related to the Lease are as follows (in thousands):

ROU assets	$1,762

Current portion of lease liabilities (included in current liabilities)	490
Lease liabilities, less current portion	1,710
Total lease liabilities	$2,200

The future minimum lease payments for the new facility as of March 31, 2022 are as follows (in thousands):

Period ending:
Nine months ending December 31, 2022	$458
Year ending December 31, 2023	628
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Year ending December 31, 2026	57
Thereafter	0
Total lease payments	2,455
Less: imputed interest	(255)
Present value of operating lease liabilities	$2,200

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. None of these events occurred as of March 31, 2022.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of March 31, 2022 and December 31, 2021, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings ongoing at March 31, 2022.

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

In September 2021, Cantor filed a complaint in the New York State Supreme Court against the Company alleging that it breached a letter agreement with Cantor and owes Cantor approximately $1.8 million, including attorney’s fees for a financing fee related to the Company’s equity offering in August 2021. The parties entered into a settlement agreement and release on December 15, 2021. The settlement amount is included in accounts payable on the consolidated balance sheet as of December 31, 2021. The matter was resolved in January 2022.

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

The Company accrues a liability for such matters when it is probable that potential loss will be incurred and such amount can be reasonably estimated. As of March 31, 2022 and December 31, 2021, no liability has been recognized in relation to these matters.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant. As of March 31, 2022, management has complied with all of the required grant terms. There are no grant audits currently in process.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of March 31, 2022 and December 31, 2021.

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

None of these events have occurred as of March 31, 2022.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and received one milestone payment of $250,000 in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products. None of these events occurred as of March 31, 2022.

13. Subsequent Events

None.

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

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	the timing of regulatory submissions;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	approvals for clinical trials may be delayed or withheld by regulatory agencies;
●	preclinical and clinical studies will not be successful or confirm earlier results, meet expectations, meet regulatory requirements, or meet performance thresholds for commercial success;
●	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;
●	risks associated with obtaining third-party funding;
●	risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic;
●	risks associated with delays, increased costs and funding shortages caused by or resulting from geopolitical disruptions, such as the conflict between Ukraine and Russia;
●	management and employee operations and execution risks;
●	loss of key personnel;
●	competition;
●	risks related to market acceptance of products;
●	intellectual property risks;
●	assumptions regarding the size of the available market, benefits of our products, product pricing, and timing of product launches;
●	risks associated with the uncertainty of future financial results;
●	our ability to attract collaborators and partners; and
●	risks associated with our reliance on third-party organizations.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on April 13, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of novel anti-infectives. A significant focus of ours is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, limited tolerability, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline comprises fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily nosocomial pneumonia, and viral infections such as COVID-19. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life threatening bacterial and viral infections, primarily hospital acquired pneumonia, or HAP, ventilator associated pneumonia, or VAP, cystic fibrosis, and COVID-19 Our clinical stage product candidates have exhibited promising preclinical data and clinical data.

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

Current clinical development activities are focused on AR-301, AR-320, AR-701, and AR-501. Our lead product candidates, AR-301 and AR-320, target gram positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. AR-301 has exhibited promising preclinical data and clinical data from a Phase 1/2a clinical study in patients. AR-301 targets the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. In contrast to other programs targeting S. aureus toxins, we are developing AR-301 as a treatment of pneumonia, rather than prevention of S. aureus colonized patients from progression to pneumonia. In January 2019, we initiated a Phase 3 pivotal trial evaluating AR-301 for the treatment of HAP and VAP. The on-going COVID-19 pandemic has and continues to cause an impact on patient enrollment globally and the rate of clinical site activation. We expect to report top line data from this trial in the second half of 2022.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad-spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. In 2018, AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”). During the third quarter of 2019, the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. We initiated a Phase 1/2a clinical trial in December 2018 of the inhalable formulation of gallium citrate, which is being evaluated for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The Safety Monitoring Committee (“SMC’) and Data Safety Monitoring Board (“DSMB”) from the Cystic Fibrosis Foundation supported that the study proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis (“CF”). We expect to complete enrollment in mid-2022 and announce top line results in the second half of 2022.

As with AR-301, AR-320’s mode of action is independent of the antibiotic resistance profile of S. aureus, and it is active against infections caused by both methicillin-resistant S. aureus (“MRSA”) and methicillin-susceptible S. aureus (“MSSA”). Suvratoxumab and AR-301 are complementary products. Suvratoxumab’s focus on preventive treatment of S. aureus pneumonia complements Aridis’ AR-301 Phase 3 mAb program which is being developed as a therapeutic treatment of S. aureus pneumonia. A multinational, randomized, double blinded, placebo-controlled Phase 2 study conducted by AstraZeneca (n=196 patients) showed that mechanically ventilated ICU patients colonized with S. aureus who are treated with suvratoxumab saw a relative risk reduction of pneumonia by 32% in the overall intent to treat study population, and by 47% in the prespecified under 65-year-old population, which is the target population in the planned Phase 3 study. The relative risk reduction in the target population reached statistical significance and was also associated with a substantial reduction in the duration of care needed in the ICU and hospital [see https://www.thelancet.com/journals/laninf/article/PIIS1473- 3099(20)30995-6/fulltext]. We believe that AR-320 will be first-line treatment, first to market, first-in-class pre-emptive treatment of S. aureus colonized patients.

In 2021, we announced the development of highly neutralizing monoclonal antibody cocktails AR-712 and AR-701, discovered from convalescent COVID-19 patients, that successfully eliminated all detectable SARS-CoV-2 virus in infected animals at substantially lower doses than parenterally administered (injected) COVID-19 mAbs. The mAb cocktails broadly bind and neutralize SAR-COV-2 virus and the mutant 'E484K' variant that is associated with the UK, South Africa, Brazil, and Japan strains. The AR-701 mAb cocktail exhibits broad neutralization to SARS-CoV-2, SARS, MERS, and several seasonal 'common cold' coronaviruses. We announced that AR-701 is replacing AR-712 as a clinical track program. The potency of AR-701 and its direct delivery to the lungs by inhaled administration may facilitate broader treatment coverage and dose sparing not achievable by parenteral administration. A clinical Phase 1/2 study is expected to be launched in the second half of 2022.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR-701 and AR-501. Our expenses and resulting cash burn during the three months ended March 31, 2022 and year ended December 31, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-701 COVID-19 mAbs, and the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $7.8 million and $42.2 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. As of March 31, 2022 we had approximately $12.5 million of cash and cash equivalents and had an accumulated deficit of approximately $173.0 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

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

We anticipate that our expenses will increase substantially if and as we:

●	continue enrollment in our ongoing clinical trials;
●	initiate new clinical trials;
●	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;
●	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;
●	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;
●	make milestone or other payments under our agreements, pursuant to which we have licensed or acquired rights to intellectual property and technology;
●	seek to maintain, protect, and expand our intellectual property portfolio;
●	seek to attract and retain skilled personnel;
●	incur the administrative costs associated with being a public company and related costs of compliance;
●	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts;
●	experience any delays or encounter issues with any of the above; and
●	risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic;
●	Experience continued global disruptions associated with the conflict between Russian and Ukraine.

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

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. Such estimates include those related to the evaluation of our ability to continue as a going concern, our best estimate of standalone selling price of revenue deliverables, useful life of long-lived assets, classification of deferred revenue, income taxes, assumptions used in the Black Scholes Merton (“BSM”) model to calculate the fair value of stock-based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our critical accounting policies are primarily revenue recognition and accrued research and development costs. We believe the significant accounting policies used in the preparation of our consolidated financial statements are as follows:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,187	$—	$1,187
Operating expenses:
Research and development	6,450	4,955	1,495
General and administrative	2,161	1,944	217
Total operating expenses	8,611	6,899	1,712
Loss from operations	(7,424)	(6,899)	(525)
Other income (expense):
Interest income, net	(248)	1	(249)
Other income	22	7	15
Change in fair value of note payable	(116)	—	(116)
Net loss	$(7,766)	$(6,891)	$(875)

Grant Revenue. Grant revenue was $1.2 million and $0 for the three-month period ended March 31, 2022 and the three-month period ended March 31, 2021. The three months ended March 31, 2022 included revenue from CFF, Kermode and Gates.

Research and Development Expenses. Research and development expenses increased by approximately $1.5 million from approximately $5.0 million for the three months ended March 31, 2021 to approximately $6.5 million for the three months ended March 31, 2022 due primarily to:

●	an increase of approximately $1.0 million for drug manufacturing expenses for our Phase 3
●	clinical trial evaluating AR-320 for the prevention of VAP; an increase of approximately $0.8 million in other spending in preparation for
●	the initiation of the AR-320 Phase 3 clinical trial; and an increase of approximately $0.5 million in manufacturing of clinical supplies for the initiation of a Phase 1 clinical trial evaluating AR-701 for the treatment of COVID-19.

These increases were partially offset by:

●	a decrease of approximately $0.7 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program; and
●	a decrease of approximately $0.1 million in spending on our ongoing Phase 2a clinical trial evaluating AR-501 for the treatment of cystic fibrosis.

General and Administrative Expenses. General and administrative expenses increased by approximately $217,000 from approximately $1.9 million for the three months ended March 31, 2021 to approximately $2.2 million for the three months ended March 31, 2022 which was due primarily to increases in personnel related costs and professional service fees.

Interest Expense, Net. Interest expense, net increased by approximately $249,000 from $1,000 income for the three months ended March 31, 2021 to $248,000 expense for the three months ended March 31, 2022. The expense increase for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 is primarily due to the original issue discount on the Note Purchase Agreement with Streeterville Capital, LLC .

Change in fair value of note payable. This relates primarily to the change in fair value of the note payable pursuant to the Note Purchase Agreement with Streeterville Capital, LLC for the three months ended March 31, 2022.

Other Income. Other income increased by approximately $15,000 from $7,000 for the three months ended March 31, 2021 to approximately $22,000 for the three months ended March 31, 2022. The increase was primarily related to sublease income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022 we had approximately $12.5 million of cash and cash equivalents and had an accumulated deficit of approximately $173.0 million.

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

As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, we were obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in our October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, we issued 124,789 dividend shares to our common stockholders with a fair value of approximately $986,000 which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our condensed consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2021.

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

The Company entered into a Note Purchase Agreement with Streeterville Capital, LLC (the "Lender"), pursuant to which we issued to the Lender a secured promissory note (the "Note") in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (the "Issuance Date"). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Net proceeds after deducting the discount fee were $5,000,000. Pursuant to the terms agreed in the Note Purchase Agreement with Streeterville Capital, LLC, the Company issued a second Note to the Lender on February 21, 2022 in the aggregate principal amount of $5,250,000 which are substantially similar to the first Note except the maturity date is February 21, 2024.

The Company obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $1,645,000 with an annual percentage interest rate of 3.67%. At March 31, 2022 the Company recognized approximately $139,000 as insurance financing note payable in its condensed consolidated balance sheet.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2022 and the three months ended March 31, 2021. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. There is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):	(unaudited)	(unaudited)
Operating activities	$(10,166)	$(4,007)
Investing activities	(21)	(335)
Financing activities	4,443	6,582
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,744)	$2,240

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $10.2 million for the three months ended March 31, 2022, which was primarily due to our net loss of approximately $7.8 million, a decrease of approximately $2.2 million in accounts payable, an increase of approximately $134,000 in prepaid assets and other receivables, and a decrease of approximately $35,000 in deferred revenue and accrued liabilities,. The cash used in operating activities was partially offset by an increase of approximately $1.3 million in contract asset related to CFF agreement, and the non-cash charges of approximately $467,000 related to stock-based compensation, approximately $131,000 in depreciation and amortization, approximately $116,000 in change in fair value of note payable, and approximately $250,000 from the debt issuance expense.

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

Cash Flows from Investing Activities.

Net cash used in investing activities of approximately $21,000 for the three months ended March 31, 2022 was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Net cash used in investing activities of approximately $335,000 during the three months ended March 31, 2021, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility during the first quarter of 2021.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $4.4 million during the year ended March 31, 2022 was from $5.0 million proceeds received from our loan from Streeterville Capital partially offset by approximately $557,000 for payment on financing of insurance premium during the first quarter of 2022.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of March 31, 2022” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have begun to remediate the identified material weakness by hiring a Controller and Accounting Manager and we expect to hire financial consultants to complete the remediation by the end of 2022.

The conclusion of the Company's Chief Executive Officer and Chief Financial Officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2021, Cantor filed a complaint in the New York State Supreme Court against the Company alleging that it breached a letter agreement with Cantor and owes Cantor approximately $1.8 million, including attorney's fees for a financing fee related to the Company's equity offering in August 2021. The parties entered into a settlement agreement and release on December 15, 2021. The settlement amount is included in accounts payable on the consolidated balance sheet as of December 31, 2021. The matter was resolved in January 2022

The Company submitted an amended complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on February 4, 2022, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The landlord has filed a cross-complaint for damage to property and attorneys' fees.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Aridis Pharmaceuticals, Inc.

Dated: May 16, 2022	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Fred Kurland
Fred Kurland, Chief Financial Officer
(Principal Financial Officer)