Form 10-Q
period 2022-06-30
Aridis Pharmaceuticals, Inc.
filed 2022-08-16
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at July 29, 2022 was 17,701,592.

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANICAL STATEMENTS (UNADUITED)

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,317	$18,098
Restricted cash	1,136	1,388
Accounts receivable	1,000	—
Other receivables	589	237
Contract costs	1,979	1,967
Prepaid asset	1,892	2,700
Total current assets	12,913	24,390
Property and equipment, net	1,097	1,357
Right-of-use assets, net	1,647	—
Intangible assets, net	19	22
Restricted cash, non-current	500	500
Contract costs, non-current	84	96
Other assets	426	431
Total assets	$16,686	$26,796
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,555	$5,240
Accrued liabilities	7,527	6,464
Lease liabilities	514	—
Deferred revenue	20,726	20,838
Note payable	—	696
Other liabilities	15	110
Total current liabilities	31,337	33,348
Deferred revenue, non-current	796	913
Lease liabilities, non-current	1,565	—
Note payable, non-current (at fair value)	10,921	5,282
Other liabilities	—	363
Total liabilities	44,619	39,906
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 17,701,592 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	2	2
Additional paid-in capital	153,105	152,183
Accumulated deficit	(181,040)	(165,295)
Total stockholders’ deficit	(27,933)	(13,110)
Total liabilities and stockholders’ deficit	$16,686	$26,796

See accompanying notes to the condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$292	$—	$1,479	$—
License revenue	—	33	—	33
Total revenue	292	33	1,479	33
Operating expenses:
Research and development	6,348	4,573	12,798	9,528
General and administrative	1,681	1,694	3,842	3,638
Total operating expenses	8,029	6,267	16,640	13,166
Loss from operations	(7,737)	(6,234)	(15,161)	(13,133)
Other income (expense):
Interest income (expense), net	8	—	(240)	1
Other income	23	22	45	29
Gain on extinguishment of Paycheck Protection Program loan	—	722	—	722
Change in fair value of note payable	(273)	—	(389)	—
Net loss	$(7,979)	$(5,490)	$(15,745)	$(12,381)
Deemed dividends	$—	$—	$—	$(986)
Net loss available to common stockholders	$(7,979)	$(5,490)	$(15,745)	$(13,367)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	11,233,572	17,701,592	10,734,580
Net loss per share to common stockholders, basic and diluted	$(0.45)	$(0.49)	$(0.89)	$(1.25)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended June 30, 2022 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of March 31, 2022	—	$—	17,701,592	$2	$152,650	$(173,061)	$(20,409)
Stock-based compensation	—	—	—	—	348	—	348
Stock issued in exchange for accrued liability	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	(7,979)	(7,979)
Balances as of June 30, 2022	—	$—	17,701,592	$2	$153,105	$(181,040)	$(27,933)

	Three Months Ended June 30, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of March 31, 2021	—	$—	11,232,921	$1	$121,437	$(129,993)	$(8,555)
Exercise of stock options			1,559	—	5	—	5
Stock-based compensation	—	—	—	—	553	—	553
Net loss	—	—	—	—	—	(5,490)	(5,490)
Balances as of June 30, 2021	—	$—	11,234,480	$1	$121,995	$(135,483)	$(13,487)

	Six Months Ended June 30, 2022 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2021	—	$—	17,701,592	$2	$152,183	$(165,295)	$(13,110)
Issuance of common stock for consulting services	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	—	812	—	812
Stock options issued in exchange for accrued liability	—	—	—	—	107	—	107
Net loss	—	—	—	—	—	(15,745)	(15,745)
Balances as of June 30, 2022	—	$—	17,701,592	$2	$153,105	$(181,040)	$(27,933)

	Six Months Ended June 30, 2021 (unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2020	—	$—	10,065,727	$1	$114,420	$(123,102)	$(8,681)
Issuance of common stock in registered direct offering, net of issuance costs	—	—	1,037,405	—	6,417	—	6,417
Deemed dividends	—	—	124,789	—	—	—	—
Issuance of common stock for consulting services	—	—	5,000	—	33	—	33
Exercise of stock options	—	—	1,559	—	5	—	5
Stock-based compensation	—	—	—	—	1,120	—	1,120
Net loss	—	—	—	—	—	(12,381)	(12,381)
Balances as of June 30, 2021	—	$—	11,234,480	$1	$121,995	$(135,483)	$(13,487)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(15,745)	$(12,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	184
Asset impairment	33	—
Stock-based compensation	812	1,120
Issuance of common stock in exchange for consulting services	3	33
Gain on extinguishment of Paycheck Protection Program loan	—	(722)
Change in fair value of note payable	389	—
Non-cash debt issuance expense	250	—
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	—
Other receivables	(352)	421
Prepaid asset	808	(1,047)
Other assets	5	—
Lease liabilities	(11)	—
Accounts payable	(2,684)	698
Accrued liabilities and other liabilities	1,155	613
Deferred revenue	(230)	467
Net cash used in operating activities	(16,305)	(10,614)
Cash flows from investing activities:
Purchase of property and equipment	(33)	(459)
Net cash used in investing activities	(33)	(459)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	6,428
Proceeds from note payable	5,000	—
Payment on financing of insurance premium	(696)	—
Proceeds from stock option exercises	—	5
Net cash provided by financing activities	4,304	6,433
Net decrease in cash, cash equivalents and restricted cash	(12,034)	(4,640)
Cash, cash equivalents and restricted cash at:
Beginning of period	19,986	8,732
End of period	$7,952	$4,092
Supplemental cash flow disclosures:
Cash paid for taxes	$2	$2
Supplemental noncash investing and financing activities:
Property and equipment additions	$—	$61
Right-of-use assets obtained with corresponding lease liability	$1,877	$—
Debt extinguishment	$—	$722
Stock options issued in exchange for accrued liability	$107	$—

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

The condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, LLC and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the above referenced Form 10-K.

COVID-19

The COVID-19 pandemic has caused business disruption globally. The protracted COVID-19 pandemic has continued to cause an impact on patient enrollment globally and the rate of clinical site activation. The extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s future financial condition or results of operations is uncertain.

Going Concern

The Company had recurring losses from operations since inception and negative cash flows from operating activities during the three and six months ended June 30, 2022 and the year ended December 31, 2021. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected condensed consolidated financial statement issuance date, is in excess of the cash available on-hand. In February 2022, the Company received additional proceeds net of issuance cost of $5.0 million from debt financing (see Note 8).

The Company’s research and development expenses and resulting cash burn during the six months ended June 30, 2022, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus (S. aureus) bacteria, the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, the pre-launch activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP, and the preclinical development of AR-701 COVID-19 monoclonal antibodies (mAbs). Current development activities are focused on AR-301, AR-320, AR-501 and AR-701. We expect our expenses to continue in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

The on-going COVID-19 pandemic is affecting the United States and global economies. The pandemic has affected the Company, and is likely to continue to affect the Company and its third parties, on which the Company relies, by causing disruptions in the clinical trial supplies for the product candidates and the conduct of current and future clinical trials. Additionally, as the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. Additionally, the AR-301 clinical trial currently has sites enrolling in Russia, Ukraine and Belarus. To the extent the conflict between Ukraine and Russia adversely impacts our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our AR-301 clinical trial, the timing for completing our AR-301 trial will be adversely impacted. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

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

Customer Risk

There was $0.3 million and $1.5 million in revenue from three customers for the three and six months ended June 30, 2022, each individually contributing 17%, 28% and 55% of revenue for the six-month period accounting for 100% of total revenue. All customers are located in the United States. There was $1.0 million in accounts receivable as of June 30, 2022 and no accounts receivable as of December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$6,317	$18,098
Restricted cash	1,635	1,888
Total cash, cash equivalents and restricted cash	$7,952	$19,986

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was $1.0 million in accounts receivable as of June 30, 2022 and no accounts receivable as of December 31, 2021. As of June 30, 2022 and December 31, 2021, there were no allowances for doubtful accounts.

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

Prior to adoption of Accounting Standards Codification (“ASC”) 842, Leases as of January 1, 2022, the Company evaluated leases at their inception as either operating or capital leases, and renewal or expansion options, rent holidays, leasehold improvement allowances and other incentives on such lease agreements. The Company recognized operating lease costs on a straight-line basis over the term of the agreement.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There was approximately $33,000 in impairments of long-lived assets during the three and six months ended June 30, 2022 and no asset impairments as of June 30, 2021.

Revenue Recognition

The Company recognizes revenue based on (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. See Note 6 for details of the development and license agreements.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e., costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. Capitalized contract assets were $2.0 million at December 31, 2021 and June 30, 2022. For the three and six months ended June 30, 2022 and 2021, there was no amortization of the contract assets and there have been no impairments as of June 30, 2022.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 (see Note 6).

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

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or when the services are performed.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, which the Company determines using the Black-Scholes Model (BSM) option pricing model, on a straight-line basis over the requisite service period for the award. The Company accounts for forfeitures as they occur.

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

There have been no dividend shares issued for the three and six-month periods ended June 30, 2022. In March 2021, the Company issued 124,789 dividend shares to certain common stockholders with a fair value of approximately $986,000 (see Note 10) which is included in the net loss available to common stockholders for the three and six months ended June 30, 2021 in the below table.

For the three and six months ended June 30, 2022, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. For the three and six months ended June 30, 2021 the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position were 11.2 million shares and 10.7 million shares, respectively. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss available to common stockholders (basic and diluted)	$(7,979)	$(5,490)	$(15,745)	$(13,367)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	11,233,572	17,701,592	10,734,580

Net loss per share to common stockholders, basic and diluted	$(0.45)	$(0.49)	$(0.89)	$(1.25)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Stock options to purchase common stock	2,105,715	1,746,090
Common stock warrants	3,592,905	2,052,128
	5,698,620	3,798,218

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

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Adoption of ASU 2020-06 as of January 1, 2022 did not have an impact on the Company’s condensed consolidated financial statements and disclosures.

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments- Credit Losses (ASC 326)”, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. For public business entities, ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Adoption of ASU 2016-13 as of January 1, 2022 did not have an impact on the Company’s condensed consolidated financial statements and disclosures.

Accounting Standards Update 2019-12

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (ASC 740)”, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities, the ASU 2019-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2020. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2019-12 is effective for the Company for the fiscal year ending on December 31, 2022, and all interim periods within. Adoption of ASU 2019-12 as of January 1, 2022 did not have an impact on the Company’s condensed consolidated financial statements and disclosures.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has elected the fair value option for calculating the value of its Note Payable. The carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid assets and other current assets, other assets, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these items.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
	(unaudited)
Lab equipment	$2,391	$2,390
Computer equipment and software	—	25
Leasehold improvements	527	527
Total property and equipment	2,918	2,942
Less: Accumulated depreciation	(1,821)	(1,585)
Property and equipment, net	$1,097	$1,357

Depreciation expense was approximately $130,000 and $91,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $261,000 and $181,000 for the six months ended June 30, 2022 and 2021, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(62)	(59)
Intangible assets, net	$19	$22

Amortization expense was approximately $1,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $3,000 for the six months ended June 30, 2022 and 2021, respectively.

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

MedImmune Limited — License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the S. aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2021 and recorded as research and development expense within its consolidated statement of operations for the year ended December 31, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million (see Note 10) which the Company recognized as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet during the year ended December 31, 2021.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
	(unaudited)
Research and development services	$7,011	$5,939
Payroll related expenses	466	416
Professional services and other	50	109
Accrued liabilities	$7,527	$6,464

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

The Company evaluated the accounting for the JV Agreement entered into noting that it did not meet the accounting definition of a joint venture and instead meets the definition of a variable interest entity. The Company concluded that it is not the primary beneficiary of the JV Entity and therefore is not required to consolidate the entity. This conclusion was based on the fact that the equity-at-risk is insufficient to support operations without additional investment and that the Company does not hold decision-making power over activities that significantly impact the JV Entity’s operations. The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. The Company recognized no losses from the operations of the JV Entity for the three and six months ended June 30, 2022 and June 30 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company’s equity method investment in the JV Entity was $0.

6. Development and License Agreements

Agreement with Innovative Medicines Initiative Joint Undertaking

In March 2021, the Company entered into an agreement (the IMI JU Agreement) with the Innovative Medicines Initiative (IMI) funded consortium COMBACTE-NET to collaborate with other participants in a joint undertaking (the IMI JU) to combat bacterial resistance in Europe. The project facilitates a pan-European clinical trial network to test antibiotics and other drugs to prevent and treat various infections. This project commenced on January 1, 2013 with an initial duration of seven years. It has since been extended to October 31, 2023. The project has 46 participants including European Federation of Pharmaceutical Industries and Associations (EFPIA) companies, universities, research organizations, public bodies, non-profit groups, subject matter experts, and third parties.

The Company’s primary role in the project is to help lead a Phase 3, randomized, double-blind, placebo-controlled trial to evaluate efficacy of suvratoxumab in the prevention of S. aureus Ventilator Associated Pneumonia (VAP) in mechanically ventilated Intensive Care Unit (ICU) patients. We are acting as study sponsor for Phase 3 clinical study to be conducted and assume responsibility for ensuring that all studies are conducted according to International Conference on Harmonization (ICH) Good Clinical Practice (GCP) guidelines. This study will be conducted in approximately 200 sites distributed globally across European Union (EU) and non-EU sites (50% EU and 50% non-EU). To help facilitate these trials, we make in-kind contributions of materials and services to the project at non-EU sites.

The academic COMBACTE-NET consortium partners initially pay for all costs incurred at EU clinical sites and subsequently bills the Company for 25% of such costs. Specifically, we are billed for 25% of eligible costs during the entire fiscal year six to seven months following the fiscal year. The work at these sites is performed entirely by third-party subcontractors. As such, we reimburse the 25% at the passed-through invoice amounts. There is no reimbursement for costs incurred at non-EU sites. After October 31, 2023, the Company is committed to continuing the trials whether or not a renewal is executed with the IMI JU. If no renewal is executed, the trials will continue without any form of reimbursement.

Under the IMI JU Agreement, the Company will own all results, findings, and intellectual property generated by the project and is entitled to receive any benefits these items bring. As such, these costs are deemed research and development expenditures. Considering our obligation to repay a portion of costs incurred, we determined this agreement is under the scope of ASC Subtopic 730-20, Research and Development Arrangements. Further, as the parties in the IMI JU Agreement are active participants and are exposed to significant risks and rewards dependent on the commercial success of the research, this agreement is also under the scope of ASC Topic 808, Collaborative Arrangements.

For research and development costs incurred at non-EU sites, we recognize these expenses as incurred. We recognized research and development expense of $0.1 million and $1.4 million at non-EU sites for the three and six months ended June 30, 2022, respectively.

For research and development costs incurred at EU sites, we recognize a liability for the 25% of these costs we are obligated to repay. This amount reflects gross expenditures incurred net of contributed services to be received from the IMI JU. Research and development expense of approximately $0.5 million and $1.2 million were incurred at EU sites for the three and six months ended June 30, 2022, respectively. Of this gross expense amount, the EU has contributed services of 75%, or $0.4 and $0.9 million for the three and six months ended June 30, 2022, respectively. Thus, our liability presented on the balance sheet is $0.3 million as of June 30, 2022.

In-kind contributions we make to the program will be expensed as R&D at their fair value when made. If the fair value of an in-kind contribution we make to the IMI JU differs from its carrying amount, we will recognize a gain or loss on disposition. No gain or loss on disposition was recognized for the six months ended June 30, 2022.

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

The Company determined that the consideration for the Phase 1 SAD clinical trial contract included several development-based milestones, which had been achieved as of the Adoption Date, totaling approximately $1.7 million, and the one development-based milestone in progress as of the Adoption Date of $1.0 million became probable during the quarter ended March 31, 2019. Additionally, the Company determined the consideration for the Phase 1 MAD clinical trial contract included one development-based milestone of $1.0 million which was achieved during the quarter ended June 30, 2020.

The Company determined the consideration for the Phase 2a clinical trial contract totals approximately $3.8 million which includes four development-based milestones. The Company determined as of June 30, 2022, the transaction price for the Phase 2a clinical trial contract was $2.0 million as achievement of two of the development-based milestones was achieved. As of June 30, 2022, the amount of the remaining two development-based milestones could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining two milestones, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if those milestones were included in the transaction price.

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

For the three and six months ended June 30, 2022, the Company recognized revenue from the CFF Agreement of approximately $36,000 and $815,000, respectively. For the three and six months ended June 30, 2021, the Company did not recognize any revenue from the CFF Agreement.

Gates Foundation Grant Agreement

On October 15, 2021, the Company entered into an agreement with the Bill and Melinda Gates Foundation (“Gates Foundation” or “BMGF”) by executing a grant agreement identified as Investment ID INV-033376 (“Grant Agreement”). The goal of the Grant Agreement is to develop durable approaches to block the infection and transmission of pathogens. For providing research and development services under the Grant Agreement, the Gates Foundation has agreed to compensate the Company $1.93 million due upon execution of the Grant Agreement. In return, we agreed to conduct a proof-of-concept study seeking to demonstrate that inhaled neutralizing antibodies are effective for preventing viral infection and transmission. We are required to ensure global access which means that the knowledge and information gained from the project will be promptly and broadly disseminated, and that the products, technologies, materials, processes and other intellectual property resulting from the proof-of-concept study (collectively referred to as the Funded Developments) will be made available and accessible at an affordable price (i) to people most in need within developing countries or (ii) in support of the U.S. educational system and public libraries.

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

For the three and six months ended June 30, 2022, the Company recognized revenue of approximately $132,000 and $252,000 from the Grant Agreement, based on expenses incurred and paid to partners to assist with the research and development services. The Company reduced the contract liability for the remaining consideration to approximately $1,136,000 in deferred revenue, current, on its condensed consolidated balance sheet as of June 30, 2022.

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

Pursuant to the License Agreement the Company will provide development support related to the licensed products above in order to assist SAMR in its efforts to develop, receive regulatory approval, and manufacture and sell the licensed products in SAMR’s authorized territories which will be performed under the direction of a Joint Steering Committee (“JSC”) which the Company will participate in (collectively, “development support services”). In addition, under the License Agreement, SAMR was granted an exclusive manufacturing license option as the initial license granted above for AR-301, AR-105 and AR-101 does not allow for manufacturing. This manufacturing option provides incremental rights related to these products beyond what is granted as part of the licensing discussed above (the “manufacturing rights option”). If this option is exercised, after SAMR has met certain requirements to exercise the option as defined in the License Agreement, it would provide for an exclusive license for use by SAMR to manufacture and supply the products for SAMR’s own use in the Limited Territory and to manufacture and supply these products to the Company, or their affiliates, for the Company’s use outside the Limited Territory. Should SAMR exercise the development and research option or the manufacturing rights option discussed above, SAMR and the Company shall negotiate in good faith the economic terms around these arrangements. If a third party sublicensee of AR-301, AR-105 and AR-101 wishes to manufacture these products by itself for the territory for which it has a license from the Company, then the Company shall have the right to buy back the manufacturing rights for all territories outside of the Limited Territory by paying to SAMR $5 million.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At June 30, 2022 and December 31, 2021 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that the intellectual property licensed under the License Agreement represents functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time upon satisfying the performance obligations. The Company will satisfy the performance obligations upon transfer of the licenses and know-how to SAMR and expects to satisfy these performance obligations by the end of the third quarter of 2022.

The Company determined that no performance obligations or material promises were satisfied as of June 30, 2022, and therefore, no revenue related to the License Agreement was recognized for the three and six months ended June 30, 2022 and 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.8 million and $18.7 million to deferred revenue, current, and approximately $796,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $84,000 and $96,000 is classified as noncurrent, as of June 30, 2022 and December 31, 2021, respectively.

Kermode Licensing and Product Discovery Agreement

In February 2021, the Company entered into an out-licensing and product discovery agreement with Kermode Biotechnologies, Inc. (“Kermode”) and a statement of work (the “Kermode Agreement”). Under the terms of this agreement, Kermode will fund for one year the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). Kermode also received exclusive rights to all mAbs and vaccines discovered for veterinary uses and rights to a non-exclusive license to use the Company’s ʎPEX technology platform for further development activities. The Company retained exclusive rights to mAbs and vaccines discovered for human uses. In March 2021, the Company received a non-refundable upfront payment of $500,000 and received one milestone payment of $250,000 in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Kermode Agreement defines four phases of research and development activities. The Company is also entitled to royalty payments based on future net sales if Kermode is ultimately successful in commercializing product candidates.

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

As of June 30, 2022, the transaction price of the Kermode Agreement was $1,000,000, consisting of the non-refundable upfront payment of $500,000 and the two milestone payments, totaling $500,000. Potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payments and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

For the three and six months ended June 30, 2022, the Company recognized approximately $125,000 and $413,000 in revenue respectively related to the Kermode Agreement. The Company has recorded the remaining portion of the transaction price of $122,000 to deferred revenue, current, on its condensed consolidated balance sheets as of June 30, 2022.

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

In May 2021, the Company received confirmation that the PPP Loan was forgiven by the SBA and was legally released from its financial obligation by the lender, SVB. As such, for the three and six months ended June 30, 2021, the Company recognized in its condensed consolidated statement of operations a gain on extinguishment of PPP Loan of approximately $722,000, which includes the PPP Loan principal of approximately $715,000 and accrued interest of approximately $7,000. At June 30, 2022, the Company had no liabilities related to the PPP Loan recorded in its condensed consolidated balance sheet.

8. Notes Payable

Note Purchase Agreement

On November 23, 2021, the Company entered into an agreement (“Note Purchase Agreement”) with Streeterville Capital, LLC (Lender), pursuant to which we issued to the Lender a secured promissory note (Note) in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (Issuance Date). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Beginning on May 23, 2022, the Lender has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $450,000. Pursuant to the terms agreed in the Note Purchase Agreement, the Company issued a second Note to the Lender on February 21, 2022 in the aggregate principal amount of $5,250,000 with terms substantially similar to the first Note except the maturity date is February 21, 2024. As of June 30, 2022 the Lender has exercised their right to redeem one of the Maximum Monthly Redemption Amounts and the Company has requested a payment deferral.

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

The Company elected to apply the fair value option to the measurement of this note. The total initial fair value at issuance was $5,250,000 for each Note. The Company remeasured the fair value as of June 30, 2022 and recognized an expense of $273,000 as the fair value of note had increased, which included $27,000 related to 0.5% additional interest on deferral of first payment. The fair value measurement includes interest, at the stated rate, and thus separate amount is not reflected in the condensed consolidated statement of operations. The Company has recorded a liability of approximately $10,921,000 to Note Payable, non-current for both Notes, as of June 30, 2022.

Fair value of notes payable, non-current (in thousands):

Balance as of December 31, 2021	$5,282
Addition of notes payable	5,000
Original issuance discount	250
Change in fair value of notes payable	389
Balance as of June 30, 2022	$10,921

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

The total premiums, taxes and fees financed is approximately $1,645,000 with an annual interest rate of 3.67%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At June 30, 2022 and December 31, 2021, the balance of insurance financing note payable was $0 and approximately $696,000 on the condensed consolidated balance sheet. The Company paid the insurance financing through installment payments with the last payment being on May 14, 2022.

9. Warrants

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

10. Common Stock

As of June 30, 2022 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	3,592,905
Shares reserved for exercise of outstanding options to purchase common stock	2,105,715
Shares reserved for issuance of future options	777,843
Total	6,476,463

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

In October 2020, shares of Common Stock were sold in a registered direct offering in which each share contains a price based anti-dilution rights. If the Company issues additional securities at a purchase price less than the purchase price paid by these respective holders, the Company shall issue additional common shares equal to the difference of the number of common shares that each respective shareholder would have received if they paid the subsequent lower price, and the number of shares each respective shareholder originally received. As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, the Company was obligated to issue an additional 124,789 shares of unregistered Common Stock to the investors in the Company’s October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, the Company issued 124,789 dividend shares to its common stockholders with a fair value of approximately $986,000, which the Company recorded as a credit to additional paid-in capital, and since the Company had an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2021.

MedImmune Limited License Agreement

Effective July 12, 2021, the Company entered into the MedImmune License Agreement, pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting S. aureus, alpha toxin (see Note 4). As part of the consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million. The Company measured the fair value of the common stock issued to MedImmune based on the Company’s closing stock price on the effective date of the MedImmune License Agreement. The Company recognized the $6.5 million as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet for the year ended December 31, 2021.

August 2021 Securities Purchase Agreement

In August 2021, the Company entered into a Securities Purchase Agreement (the “August 2021 Securities Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 1,300,000 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 3,647,556 shares of Common Stock (the “Pre-Funded Warrants”), and warrants to purchase up to 2,473,778 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrants is $5.053 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $5.052 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Company received gross proceeds of approximately $25.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $22.6 million (see Note 10).

As a result of this registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, the Company was obligated to issue an additional 634,600 shares of unregistered Common Stock to the investors in the Company’s October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements. In August 2021, the Company issued 634,600 dividend shares to certain common stockholders with a fair value of approximately $3.1 million, which the Company recorded as a credit to additional paid-in capital, and since the Company has an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within the Company’s consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2021. The company has fulfilled the obligation and no further anti-dilutive provisions are available.

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

During the three and six-month period ended June 30, 2022, the Company had not sold any shares of common stock under the ATM Sales Agreement. The ATM Sales Agreement facility currently cannot be used without the Company updating certain required conditions that are expired. The Company presently has no plans to update such required conditions.

11. Stock-Based Compensation

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

In June 2022, the shareholder approved an additional 750,000 shares to be reserved for the issuance of stock options to employees, directors, and consultants, under terms and provisions established by the Board of Directors.

Stock Options

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option by option basis. Options generally vest ratably over service periods of up to four years and expire ten years from the date of grant.

Stock option activity for the six months ended June 30, 2022 is represented in the following table:

		Options Outstanding
	Shares Available	Number of	Weighted- Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2021	228,099	1,905,459	$9.43
Options granted	(85,635)	85,635	$1.92
Options cancelled	42,064	(42,064)	$5.80
Balances at March 31, 2022	184,528	1,949,030	$8.24
Additional shares reserved	750,000	—	$—
Options granted	(258,934)	258,934	$1.08
Options cancelled	102,249	(102,249)	$6.88
Balances at June 30, 2022	777,843	2,105,715	$7.42

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and six months ended June 30, 2022 and 2021 were estimated using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (in years)	6.00	6.00	6.00	6.00
Expected volatility	99%-100%	99%-100%	99%- 100%	99%- 100%
Risk-free interest-rate	2.44% - 3.03%	1.07% - 1.14%	1.72% - 3.03%	0.75% - 1.14%
Dividend yield	0%	0%	0%	0%

During the three and six months ended June 30, 2022, the Company granted options to purchase 258,934 shares and 334,569 shares with a weighted-average grant date fair value of $0.84 and $0.95 per share, respectively. During the three and six months ended June 30, 2021, the Company granted options to purchase 145,000 shares and 173,500 shares with a weighted-average grant date fair value of $4.83 and $4.63 per share, respectively.

There were no options exercised during the three and six months ended June 30, 2022. There were no options exercised during the three months ended June 30, 2021. There were 1,559 options exercised during the six months ended June 30, 2021, and the aggregate intrinsic value of these options exercised was approximately $5,000.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$169	$172	$332	$332
General and administrative	287	381	480	788
Total	$456	$553	$812	$1,120

As of June 30, 2022, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $1.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.4 years.

12. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended June 30, 2022 and 2021, the Company recorded approximately $16,000 and $14,000, respectively, and for the six months ended June 30, 2022 and 2021, the Company recorded approximately $33,000 and $47,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of June 30, 2022 and December 31, 2021, the Company recorded approximately $48,000 and $15,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

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

The Company determined that no performance obligations or material promises were satisfied as of June 30, 2022, and therefore, no revenue related to the License Agreement was recognized for the three and six months ended June 30, 2022 and, 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.8 million and $18.7 million to deferred revenue, current, and approximately $796,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $84,000 and $90,000 is classified as noncurrent, as of June 30, 2022 and December 31, 2021, respectively.

13. Commitments and Contingencies

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

As of January 1, 2022, the company adopted ASC 842, Leases. The company recognizes ROU assets and lease liabilities at the adoption date based on the present value of future minimum lease payments over the lease term. The discount rate used was the incremental borrowing rate of 6% in determining the present value of the future minimum lease payments. The company recognized ROU assets of $1.9 million and lease liabilities of $2.3 million as of adoption date. As of June 30, 2022, the Company’s ROU assets and liabilities related to the Lease are as follows (in thousands):

ROU assets	$1,647

Current portion of lease liabilities (included in current liabilities)	514
Lease liabilities, less current portion	1,565
Total lease liabilities	$2,079

The future minimum lease payments for the new facility as of June 30, 2022 are as follows (in thousands):

Period ending:
Six months ending December 31, 2022	$306
Year ending December 31, 2023	628
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Future minimum lease payments	2,303
Interest remaining	(224)
Total	$2,079

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. None of these events occurred as of June 30, 2022.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of June 30, 2022 and December 31, 2021, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings ongoing at December 31, 2021, and as of June 30, 2022.

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

The Company submitted an amended complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on February 4, 2022, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The landlord has filed a cross-complaint for damage to property and attorneys’ fees. The Company believes that the cross- complaint is without merit and intends to defend against it.

The Company accrues a liability for such matters when it is probable that potential loss will be incurred and such amount can be reasonably estimated. As of June 30, 2022 and December 31, 2021, no liability has been recognized in relation to these matters.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant. As of June 30, 2022 and December 31, 2021, management has complied with all of the required grant terms. There are no grant audits currently in process.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of June 30, 2022 and December 31, 2021.

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

None of these events have occurred as of June 30, 2022 and December 31, 2021.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and received one milestone payment of $250,000 in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products. None of these events occurred as of June 30, 2022.

14. Subsequent Events

There were no subsequent events as of the filing date of this 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of novel anti-infectives. A significant focus of ours is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, limited tolerability, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline comprises fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily nosocomial pneumonia, and viral infections such as COVID-19. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life threatening bacterial and viral infections, primarily hospital acquired pneumonia, or HAP, ventilator associated pneumonia, or VAP, cystic fibrosis, and COVID-19. Our clinical stage product candidates have exhibited promising preclinical data and clinical data

Our ʎPEX™ production platform technology enables the screening of a large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the development of COVID-19 mAbs.

Current clinical development activities are focused on AR-301, AR-320, AR-501, and AR-701. Our lead product candidates, AR-301 and AR-320, target gram positive bacteria S. aureus, a common pathogen associated with HAP, VAP, and a number of other life-threatening infections. AR-301 neutralizes the alpha toxin produced by gram-positive bacteria S. aureus and prevents alpha toxin mediated destruction of host cells and host immune response to the S. aureus infection. AR-301’s mode of action is independent of the antibiotic resistance profile of S. aureus, and it is active against infections caused by both methicillin-resistant S. aureus (“MRSA”) and methicillin-susceptible S. aureus (“MSSA”). AR-301 has exhibited promising data from a Phase 1/2a clinical study in S. aureus VAP patients (n=48 patients), showing consistent trends toward clinical benefits. An ongoing global Phase 3 trial to evaluate the therapeutic adjunctive treatment of AR-301 in S. aureus infected ventilator associated pneumonia patients has been actively enrolling patients. We expect to report top line data from this trial in the late second half of 2022.

AR-320 and AR-301 share similar targets and mechanism of action, thus are complementary products. AR-320 (also called ‘suvratoxumab’) is being developed as a preventive treatment of S. aureus pneumonia, while AR-301 is being developed as a therapeutic treatment. A multinational, randomized, double blinded, placebo-controlled Phase 2 study (n=196 patients) showed that mechanically ventilated ICU patients colonized with S. aureus who are treated with AR-320 saw a relative risk reduction of pneumonia by 32% in the overall intent to treat study population, and by 47% in the prespecified under 65 year old population, which is the target population in the planned Phase 3 study. The relative risk reduction in the target population reached statistical significance and was also associated with a substantial reduction in the duration of care needed in the ICU and hospital. We initiated a global Phase 3 pivotal trial evaluating AR-320 for the prevention of VAP in mechanically ventilated patients with confirmed lung colonization of S. aureus and are at high risk of progressing toward VAP. This study is being largely funded by the European Commission’s Innovative Medicines Initiative (IMI) and will enroll up to 562 patients in approximately 200 clinical sites across 20 countries in Europe, North and South America, and Asia.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad-spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. AR 501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”). The European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. AR-501is being evaluated in a Phase 1/2a for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The FDA reviewed the Phase 1 study results and agreed that the study could proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis (“CF”). Based on available blinded safety data of the on-going Phase 2a study, FDA also recently agreed with the Company’s proposal to include an additional higher dose cohort. We expect to complete enrollment and announce study results in the second half of 2022.

AR-701 is a cocktail of two fully human IgG1 mAbs discovered from screening the antibody secreting B-cells of convalescent SARS-CoV-2 infected (COVID-19) patients. Each mAb of the AR-701 cocktail neutralizes coronaviruses (CoV) using a distinct mechanism of action, namely inhibition of viral fusion and entry into human cells (AR-703) or blockage of virus binding to the human ‘ACE2’ receptor (AR-720). All authentic live SARS-CoV-2 Beta, Gamma, Delta, Epsilon, Omicron subvariants BA.1, BA.2, BA.4, BA.5, SARS-CoV, and MERS-CoV tested were neutralized by AR-701 in vitro. Multiple animal challenge models widely used to evaluate COVID-19 treatments support the broad efficacy of AR-701 against the original Wuhan wildtype strain, the Delta variants, the Omicron variants, and the severe acute respiratory syndrome virus (SARS). Each of the mAbs in the AR-701 cocktail was effective in vitro against the SARS-CoV-2 Omicron BA.1, BA.2, BA.4, BA.5 subvariants. Each of the mAbs conferred strong protection against Omicron BA.1 infected animals when given either parenterally or by intranasal administration. On August 10, 2022, the Company announced that AR-701 was also shown to be effective in SARS-CoV-2 (COVID-19) infected macaque monkeys (non-human primates) when administered by inhalation, either prophylactically or therapeutically.

The AR-701 mAbs are engineered to be half-life extended and potentially active for 6-12 months in the blood. AR-701 is being developed both as a self-administered inhaled formulation for the treatment of COVID-19 patients who are not yet hospitalized and as a long-acting intramuscular prophylactic to prevent COVID-19 infections. The potency of AR-701 and its direct delivery to the lungs by inhaled administration may facilitate broader treatment coverage and dose sparing not achievable by parenteral administration.

Aridis Pharmaceuticals recently received a grant from the Bill and Melinda Gates Foundation to evaluate the prevention of influenza and SARS-CoV2 viral transmission using inhaled delivery of monoclonal antibodies.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR-320, AR-501 and AR-701. Our expenses and resulting cash burn during the six months ended June 30, 2022 and year ended December 31, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-701 COVID-19 mAbs, and the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $15.7 million and $42.2 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. As of June 30, 2022 we had approximately $6.3 million of cash and cash equivalents and had an accumulated deficit of approximately $181.0 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities and from general and administrative costs associated with our operations.

We have not yet achieved commercialization of our products, and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, license agreements, fees for services performed, issuances of convertible debt and the sale of our common and preferred stock. Our principal use of cash have included cash used in operations. We expect that the principal use of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

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

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. Such estimates include those related to the evaluation of our ability to continue as a going concern, our best estimate of standalone selling price of revenue deliverables, useful life of long lived assets, classification of deferred revenue, income taxes, assumptions used in the Black Scholes Merton (“BSM”) model to calculate the fair value of stock based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or when the services are performed.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$292	$—	$292
License revenue	—	33	(33)
Total revenue	292	33	259
Operating expenses:
Research and development	6,348	4,573	1,775
General and administrative	1,681	1,694	(13)
Total operating expenses	8,029	6,267	1,762
Loss from operations	(7,737)	(6,234)	(1,503)
Other income (expense):
Interest income, net	8	—	8
Other income	23	22	1
Gain on extinguishment of Paycheck Protection Program loan	—	722	(722)
Change in fair value of note payable	(273)	—	(273)
Net loss	$(7,979)	$(5,490)	$(2,489)

Grant Revenue. Grant revenue increased to $0.3 million for the three months ended June 30, 2022 from zero for the three months ended June 30, 2021 primarily due to the recognition of revenue from grants from the Cystic Fibrosis Foundation (CFF), the Gates Foundation, as well as from Kermode Biotechnologies, Inc., an ʎPEX technology licensee, during the second quarter of 2022. There was no recognition of grant revenue during the second quarter of 2021.

License Revenue. There was no recognition of license revenue during the second quarter of 2022 and $33,000 was recognized for license revenue for the three months ended June 30, 2021. The recognition of revenue was related to the out-licensing and product discovery agreement, and a statement of work, with Kermode Biotechnologies, Inc. (“Kermode”) (collectively, the “Kermode Agreement”), which was entered into in February 2021.

Research and Development Expenses. Research and development expenses increased by approximately $1.8 million from approximately $4.6 million for the three months ended June 30, 2021 to approximately $6.3 million for the three months ended June 30, 2022 due primarily to:

●	an increase of approximately $1.3 million in spending on our ongoing Phase 2a clinical trial evaluating AR-501 for the treatment of cystic fibrosis;
●	an increase of approximately $0.4 million in spending on clinical trial activities evaluating AR-320 for the prevention of VAP;
●	an increase of approximately $0.3 million in spending on clinical trial activities and drug manufacturing expenses for Phase 3 study of our AR-301 program; and
●	an increase of approximately $0.1 million in salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions.

These increases were partially offset by:

●	a decrease of approximately $0.3 million in license and permit fees; and
●	a decrease of approximately $0.3 million for evaluating AR-701 for the treatment of COVID-19.

●	General and Administrative Expenses. General and administrative expenses decreased by approximately $13,000 from approximately $1.69 million for the three months ended June 30, 2021 to approximately $1.68 million for the three months ended June 30, 2022 which were due primarily to decreases in stock compensation expense and Delaware franchise taxes offset by increases in personnel related costs and in liability insurance.

●	Interest Income (Expense),Net. Net interest income was approximately $8,000 for the quarter ended June 30, 2022 compared to zero interest income for the quarter ended June 30, 2021. The interest income was primarily due to interest earned on our cash-on-hand during the second quarter of 2022.

●	Other Income. Other income increased to $23,000 for the quarter ended June 30, 2022 from approximately $22,000 for the quarter ended June 30, 2021. The income was primarily due to a sublease agreement we entered into with a tenant in March 2021 to sublet a small portion of our Los Gatos facility.

●	Gain on Extinguishment of Paycheck Protection Program Loan. There was no extinguishment of debt for the quarter ended June 30, 2022. Gain on extinguishment of the Paycheck Protection Program loan was approximately $722,000 for the quarter ended June 30, 2021.

●	Change in Fair Value of Note Payable: Change in fair value of note payable increased by $273,000 for the quarter ended June 30, 2022 compared to zero for the quarter ended June 30, 2021. The increase was due to an updated fair valuation calculation for outstanding debt.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,479	$—	$1,479
License revenue	—	33	(33)
Total revenue	1,479	33	1,446
Operating expenses:
Research and development	12,798	9,528	3,270
General and administrative	3,842	3,638	204
Total operating expenses	16,640	13,166	3,474
Loss from operations	(15,161)	(13,133)	(2,028)
Other income (expense):
Interest expense, net	(240)	1	(241)
Other income	45	29	16
Gain on extinguishment of Paycheck Protection Program loan	—	722	(722)
Change in fair value of note payable	(389)	—	(389)
Net loss	$(15,745)	$(12,381)	$(3,364)

Grant Revenue. Grant revenue increased to $1.5 million for the six months ended June 30, 2022 from zero for the six months ended June 30, 2021 primarily due to the recognition of revenue from grants from the Cystic Fibrosis Foundation (CFF) and the Gates Foundation, as well as from Kermode Biotechnologies, Inc., an ʎPEX technology licensee and no recognition of grant revenue during the first half of 2021.

License Revenue. License revenue was zero for the six months ended June 30, 2022 compared to $33,000 for the six months ended June 30, 2021 primarily due to the recognition of revenue related to the Kermode Agreement, which was entered into in February 2021.

Research and Development Expenses. Research and development expenses increased by approximately $3.3 million from approximately $9.5 million for the six months ended June 30, 2021 to approximately $12.8 for the six months ended June 30, 2022 due primarily to:

●	an increase of approximately $2.2 million in spending on clinical trial activities evaluating AR-320 for the prevention of VAP;
●	an increase of approximately $1.2 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 2a study of our AR-501 program;
●	an increase of approximately $0.4 million in spending on research and development activities for our COVID-19 programs;
●	an increase of approximately $0.4 million in personnel, consulting and other related costs; and
●	an increase of approximately $0.1 million in spending on research and development lab fees.

These increases were partially offset by:

●	a decrease of approximately $0.6 million in license and permit fees; and
●	a decrease of approximately $0.4 million in spending on clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program.

General and Administrative Expenses. General and administrative expenses increased by approximately $204,000 from approximately $3.6 million for the six months ended June 30, 2021 to approximately $3.8 million for the six months ended June 30, 2022 which was due primarily to increases in personnel related costs, liability insurance, professional service fees, offset by Delaware franchise taxes.

Interest Income (Expense), Net. Interest expense, net increased by approximately $241,000 from $1,000 for the six months ended June 30, 2021 to approximately $240,000 for the six months ended June 30, 2022. The increase was primarily due to debt servicing during the second quarter of 2022.

Other Income. Other income increased by approximately $16,000 from $29,000 for the six months ended June 30, 2021 to approximately $45,000 for the six months ended June 30, 2022. The increase was primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility.

Gain on Extinguishment of Paycheck Protection Program Loan. There was no extinguishment of debt in 2022. Gain on extinguishment of the PPP loan of approximately $722,000 for the six months ended June 30, 2021 is related to the forgiveness of our loan from the Small Business Administration and release of financial obligation from our lender, Silicon Valley Bank, in May 2021.

Change in Fair Value of Note Payable: Change in fair value of note payable increased by $389,000 for the six months ended June 30, 2022 compared to zero for the six months ended June 30, 2021. The increase was due to an updated fair valuation calculation for our outstanding debt.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022 we had approximately $6.3 million of cash and cash equivalents and had an accumulated deficit of approximately $181.0 million.

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

As a result of the March 2021 registered direct offering price per share being less than the October 2020 registered direct offering price per share, we were obligated to issue an additional 124,789 shares of unregistered Common stock to the investors in our October 2020 registered direct offering pursuant to the anti-dilutive provisions of the October 2020 Securities Purchase Agreement. In March 2021, we issued 124,789 dividend shares to our common stockholders, who purchased in October 2020, with a fair value of approximately $986,000 which we recorded as a credit to additional paid-in capital. Since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2021.

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

As a result of the August 2021 registered direct offering price per share being less than the October 2020 and March 2021 registered direct offerings price per share, we were obligated to issue an additional 634,600 shares of unregistered common stock to the investors in our October 2020 and March 2021 registered direct offerings pursuant to the anti-dilutive provisions of the October 2020 and March 2021 Securities Purchase Agreements. In August 2021, we issued 634,600 shares to our common stockholders, who purchased in October 2020 and March 2021, with a fair value of approximately $3.1 million which we recorded as a credit to additional paid-in capital, and since we have an accumulated deficit, the corresponding debit to additional paid-in capital, resulting in no dollar impact within our condensed consolidated statement of changes in stockholders’ deficit.

We entered into a Note Purchase Agreement with Streeterville Capital, LLC (the “Lender”), pursuant to which we issued to the Lender a secured promissory note (the “Note”) in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (the “Issuance Date”). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Net proceeds after deducting the discount fee were $5,000,000. Pursuant to the terms agreed in the Note Purchase Agreement with Streeterville Capital, LLC, we issued a second Note to the Lender on February 21, 2022 in the aggregate principal amount of $5,250,000 which are substantially similar to the first Note except the maturity date is February 21, 2024.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $1,645,000 with an annual percentage interest rate of 3.67%. At June 30, 2022 the balance of insurance financing note payable was $0 in the condensed consolidated balance sheet.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the six months ended June 30, 2022 and the year ended December 31, 2021. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. This raises substantial doubt regarding the Company’s ability to continue as a going concern.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(16,305)	$(10,614)
Investing activities	(33)	(459)
Financing activities	4,304	6,433
Net decrease in cash, cash equivalents and restricted cash	$(12,034)	$(4,640)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $16.3 million for the six months ended June 30, 2022, which was primarily due to our net loss of approximately $15.7 million, a decrease of approximately $2.7 million in accounts payable, a decrease of approximately $0.8 million in prepaid assets, a decrease of approximately $0.2 in deferred revenue, was partially offset by an increase of approximately $1.2 million in accrued liabilities and other; an increase of approximately $1.0 million in accounts receivable; an increase of approximately $0.4 in other receivables, and the non-cash charges of approximately $0.8 million related to stock-based compensation and approximately $0.2 million in depreciation and amortization, and approximately $0.3 million from debt issuance expense.

Net cash used in operating activities was approximately $10.6 million for the six months ended June 30, 2021, which was primarily due to our net loss of approximately $12.4 million, an increase of approximately $1.0 million in prepaid assets, and the non-cash gain of approximately $0.7 million related to the gain on extinguishment of our PPP loan resulting from the SBA’s forgiveness of our loan. The cash used in operating activities was partially offset by an increase of approximately $0.7 million in accounts payable, an increase of approximately $0.6 million in accrued liabilities and other, an increase of approximately $0.5 million in deferred revenue, resulting from the Kermode Agreement, a decrease of approximately $0.4 million in other receivables, and the non-cash charges of approximately $1.1 million related to stock-based compensation and approximately $0.2 million in depreciation and amortization.

Cash Flows from Investing Activities.

Net cash used in investing activities was zero during the six months ended June 30, 2022. Net cash used in investing activities of approximately $0.5 million during the six months ended June 30, 2021, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility during the first half of 2021.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $4.3 million during the year ended June 30, 2022 was from $5.0 million proceeds received from our loan from Streeterville Capital partially offset by approximately $0.7 million for payment on financing of insurance premium.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of June 30, 2022” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have begun to remediate the identified material weakness by hiring a Controller, Accounting Manager, and a Clinical Operations Controller. We expect to hire financial consultants to complete the remediation by the end of 2022.

The conclusions of our Chief Executive Officer and Chief Financial Officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We submitted an amended complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on February 4, 2022, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The landlord has filed a cross-complaint for damage to property and attorneys’ fees. We believe that the cross-complaint is without merit and intend to defend vigorously.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: August 16, 2022	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2022	By:	/s/ Fred Kurland
Fred Kurland Chief Financial Officer
(Principal Financial Officer)

