Form 10-Q
period 2022-09-30
Aridis Pharmaceuticals, Inc.
filed 2022-11-21
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at October 31, 2022 was 20,804,800.

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,886	$18,098
Restricted cash	747	1,388
Other receivables	248	237
Contract costs	1,986	1,967
Prepaid asset	3,768	2,700
Total current assets	8,635	24,390
Property and equipment, net	974	1,357
Right-of-use assets, net	1,532	—
Intangible assets, net	18	22
Restricted cash, non-current	500	500
Contract costs, non-current	78	96
Other assets	383	431
Total assets	$12,120	$26,796
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,230	$5,240
Accrued liabilities	8,494	6,464
Lease liabilities	526	—
Deferred revenue	20,386	20,838
Note payable	831	696
Notes payable (at fair value)	7,795	—
Other liabilities	15	110
Total current liabilities	42,277	33,348
Deferred revenue, non-current	737	913
Lease liabilities, non-current	1,430	—
Notes payable, non-current (at fair value)	3,499	5,282
Other liabilities	—	363
Total liabilities	47,943	39,906
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 17,701,592 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	2	2
Additional paid-in capital	153,454	152,183
Accumulated deficit	(189,279)	(165,295)
Total stockholders’ deficit	(35,823)	(13,110)
Total liabilities and stockholders’ deficit	$12,120	$26,796

See accompanying notes to the condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$399	$515	$1,878	$548
Operating expenses:
Research and development	6,118	19,842	18,916	29,370
General and administrative	1,693	1,699	5,535	5,337
Total operating expenses	7,811	21,541	24,451	34,707
Loss from operations	(7,412)	(21,026)	(22,573)	(34,159)
Other income (expense):
Interest income (expense), net	(27)	1	(267)	2
Other income, net	23	23	68	52
Gain on extinguishment of Paycheck Protection Program loan	—	—	—	722
Change in fair value of note payable	(823)	—	(1,212)	—
Net loss	$(8,239)	$(21,002)	$(23,984)	$(33,383)
Deemed dividends	$—	$(3,141)	$—	$(4,127)
Net loss available to common stockholders	$(8,239)	$(24,143)	$(23,984)	$(37,510)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	12,454,119	17,701,592	11,314,058
Net loss per share to common stockholders, basic and diluted	$(0.47)	$(1.94)	$(1.35)	$(3.32)

See accompanying notes to the condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended September 30, 2022 (unaudited)
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances as of June 30, 2022	17,701,592	$2	$153,105	$(181,040)	$(27,933)
Stock-based compensation	—	—	349	—	349
Net loss	—	—	—	(8,239)	(8,239)
Balances as of September 30, 2022	17,701,592	$2	$153,454	$(189,279)	$(35,823)

	Three Months Ended September 30, 2021 (unaudited)
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances as of June 30, 2021	11,234,480	$1	$121,995	$(135,483)	$(13,487)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	1,300,000	—	23,294	—	23,294
Issuance of common stock in connection with license agreement	884,956	—	6,460	—	6,460
Deemed dividends	634,600	—	—	—	—
Stock-based compensation	—	—	580	—	580
Net loss	—	—	—	(21,002)	(21,002)
Balances as of September 30, 2021	14,054,036	$1	$152,329	$(156,485)	$(4,155)

	Nine Months Ended September 30, 2022 (unaudited)
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2021	17,701,592	$2	$152,183	$(165,295)	$(13,110)
Issuance of common stock for consulting services	—	—	3	—	3
Stock-based compensation	—	—	1,161	—	1,161
Stock options issued in exchange for accrued liability	—	—	107	—	107
Net loss	—	—	—	(23,984)	(23,984)
Balances as of September 30, 2022	17,701,592	$2	$153,454	$(189,279)	$(35,823)

	Nine Months Ended September 30, 2021 (unaudited)
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2020	10,065,727	$1	$114,420	$(123,102)	$(8,681)
Issuance of common stock, pre-funded warrants and warrants in registered direct offerings, net of issuance costs	2,337,405	—	29,711	—	29,711
Issuance of common stock in connection with license agreement	884,956	—	6,460	—	6,460
Deemed dividends	759,389	—	—	—	—
Issuance of common stock for consulting services	5,000	—	33	—	33
Exercise of stock options	1,559	—	5	—	5
Stock-based compensation	—	—	1,700	—	1,700
Net loss	—	—	—	(33,383)	(33,383)
Balances as of September 30, 2021	14,054,036	$1	$152,329	$(156,485)	$(4,155)

See accompanying notes to the condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(23,984)	$(33,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	278
Asset impairment	33	—
Stock-based compensation	1,161	1,700
Issuance of common stock in connection with license agreement	—	6,460
Issuance of common stock in exchange for consulting services	3	33
Gain on extinguishment of Paycheck Protection Program loan	—	(722)
Change in fair value of note payable	1,212	—
Non-cash debt issuance expense	250	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,000)
Other receivables	(11)	335
Prepaid asset	(132)	5
Other assets	47	—
Lease liabilities	(19)	—
Accounts payable	(1,010)	824
Accrued liabilities and other liabilities	2,121	5,311
Deferred revenue	(628)	952
Net cash used in operating activities	(20,570)	(19,207)
Cash flows from investing activities:
Purchase of property and equipment	(33)	(573)
Net cash used in investing activities	(33)	(573)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	29,764
Proceeds from note payable	5,000	—
Payments on note payable	(450)	—
Net proceeds from financing of insurance premium	(800)	—
Proceeds from stock option exercises	—	5
Net cash provided by financing activities	3,750	29,769
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,853)	9,989
Cash, cash equivalents and restricted cash at:
Beginning of period	19,986	8,732
End of period	$3,133	$18,721
Supplemental cash flow disclosures:
Cash paid for taxes	$5	$2
Supplemental noncash investing and financing activities:
Property and equipment additions	$—	$119
Right-of-use assets obtained with corresponding lease liability	$1,877	$—
Stock options issued in exchange for accrued liability	$107	$—
Deemed dividends	$—	$4,127
Insurance financing	$935

See accompanying notes to the condensed consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Organization

Aridis Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) was established as a California limited liability corporation in 2003. The Company converted to a Delaware C corporation on May 21, 2014. Our principal place of business is in Los Gatos, California. We are a late clinical development - stage biopharmaceutical company focused on developing new breakthrough therapies for infectious diseases and addressing the growing problem of antibiotic resistance. The Company has a diversified portfolio of clinical and pre-clinical stage non-antibiotic anti-infective product candidates that are complimented by a fully human monoclonal antibody discovery platform technology. The Company’s suite of anti-infective monoclonal antibodies offers opportunities to profoundly alter the current trajectory of increasing antibiotic resistance and improve the health outcome of many of the most serious life-threatening infections particularly in hospital settings.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the amounts of the Company and our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2022.

The condensed consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Aridis Biopharmaceuticals, LLC and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the above referenced Form 10-K.

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

Going Concern

The Company had recurring losses from operations since inception and negative cash flows from operating activities during the three and nine months ended September 30, 2022 and the year ended December 31, 2021. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected condensed consolidated financial statement issuance date, is in excess of the cash available on-hand.

The Company’s research and development expenses and resulting cash burn during the nine months ended September 30, 2022, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus (S. aureus) bacteria, the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, the pre-launch activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP, and the preclinical development of AR-701 COVID-19 monoclonal antibodies (mAbs). Current development activities are focused on AR-301, AR-320, AR-501. We expect our expenses to continue in connection with our ongoing development activities, particularly as we continue the research, development, and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its clinical research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in February 2022 from debt proceeds, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its condensed consolidated financial statement issuance date.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, best estimate of standalone selling price of revenue deliverables, useful life of long-lived assets, classification of deferred revenue, income taxes, assumptions used in the Black-Scholes-Merton model to calculate the fair value of stock-based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. Actual results could differ from those estimates.

Concentrations

Credit Risk

The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits.

Customer Risk

There was $0.4 million and $1.9 million in revenue from three customers for the three and nine months ended September 30, 2022, each individually contributing 27%, 34% and 39% of revenue for the nine-month period accounting for 100% of total revenue. For the three months ended September 30, 2021, one customer accounted for 81% of total revenue and the other customer accounted for 19% of total revenue, and for the nine months ended September 30, 2021, one customer accounted for 76% of total revenue and the other customer accounted for 24% of total revenue. All customers are located in the United States. There was no accounts receivable as of September 30, 2022 and December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$1,886	$18,098
Restricted cash- current	747	1,388
Restricted cash – long-term	500	500
Total cash, cash equivalents and restricted cash	$3,133	$19,986

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022 and December 31, 2021, there was no accounts receivable and no allowance for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There was no impairments of long-lived assets during the three months ended September 30, 2022 and December 31, 2021. There were no asset impairments during the three months ended September 30, 2022 and there was approximately $33,000 in impairments of long-lived assets during the nine months ended September 30, 2022.

Revenue Recognition

The Company recognizes revenue based on ASC 606, Revenue from Contracts with Customers (“ASC 606”), which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. See Note 6 for details of the development and license agreements.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e., costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. Capitalized contract assets were $2.1 million at September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022 and 2021, there was no amortization of the contract assets and there have been no impairments as of September 30, 2022.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 (see Note 6).

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

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered or when the services are performed. Capitalized contract assets were $2.1 million at September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022 and 2021, there was no amortization of the contract assets and there have been no impairments as of September 30, 2022.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, which the Company determines using the Black-Scholes-Merton model, on a straight-line basis over the requisite service period for the award. The Company accounts for forfeitures as they occur.

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

There have been no dividend shares issued for the three and nine-month periods ended September 30, 2022. In March 2021 and in August 2021, the Company issued 124,789 and 634,600 dividend shares, respectively, to certain common stockholders with a fair value of approximately $986,000 and approximately $3.1 million, respectively (see Note 10) which is included in the net loss available to common stockholders for the three and nine months ended September 30, 2021 in the below table.

For the three and nine months ended September 30, 2022, the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position was 17.7 million shares for both periods. For the three and nine months ended September 30, 2021 the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position were 12.5 million shares and 11.3 million shares, respectively. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss available to common stockholders (basic and diluted)	$(8,239)	$(24,143)	$(23,984)	$(37,510)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	12,454,119	17,701,592	11,314,058

Net loss per share to common stockholders, basic and diluted	$(0.47)	$(1.94)	$(1.35)	$(3.32)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three & Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Stock options to purchase common stock	2,118,056	1,739,743
Common stock warrants	3,535,196	4,106,569
Pre-funded common stock warrants	—	3,647,556
	5,653,252	9,493,868

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has elected the fair value option for calculating the value of its Notes Payable and are classified as Level 2. The carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid assets and other current assets, other assets, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these items.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Lab equipment	$2,391	$2,390
Computer equipment and software	—	25
Leasehold improvements	527	527
Total property and equipment	2,918	2,942
Less: Accumulated depreciation	(1,944)	(1,585)
Property and equipment, net	$974	$1,357

Depreciation expense was approximately $123,000 and $93,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $383,000 and $274,000 for the nine months ended September 30, 2022 and 2021, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(63)	(59)
Intangible assets, net	$18	$22

Amortization expense was approximately $1,000 for the three months ended September 30, 2022 and 2021, and approximately $4,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

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

MedImmune Limited — License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the S. aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at September 30, 2022, and recorded as research and development expense within its consolidated statement of operations for the year ended December 31, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million (see Note 10) which the Company recognized as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet during the year ended December 31, 2021.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Research and development services	$7,866	$5,939
Payroll related expenses	605	416
Professional services and other	23	109
Accrued liabilities	$8,494	$6,464

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

The Company evaluated the accounting for the JV Agreement entered into, noting that it did not meet the accounting definition of a joint venture and instead meets the definition of a variable interest entity. The Company concluded that it is not the primary beneficiary of the JV Entity and therefore is not required to consolidate the entity. This conclusion was based on the fact that the equity-at-risk is insufficient to support operations without additional investment and that the Company does not hold decision-making power over activities that significantly impact the JV Entity’s operations. The Company accounted for its investment in the JV Entity as an equity method investment. The Company recorded the equity method investment at $1.0 million which represents the Company’s contribution into the JV Entity. The Company’s license contributed to the JV Entity was recorded at its carryover basis of $0. The Company recognized no losses from the operations of the JV Entity for the three and nine months ended September 30, 2022 and September 30 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s equity method investment in the JV Entity was $0.

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

For research and development costs incurred at non-EU sites, we recognize these expenses as incurred. There were no such expenses incurred for the three and nine months ended September 30, 2021. We recognized research and development expense of $1.7 million and $4.6 million at non-EU sites for the three and nine months ended September 30, 2022, respectively.

For research and development costs incurred at EU sites, we recognize a liability for the 25% of these costs we are obligated to repay. This amount reflects gross expenditures incurred net of contributed services to be received from the IMI JU. There were no such expenses incurred for the three and nine months ended September 30, 2021. Research and development expense of approximately $1.3 million and $2.5 million were incurred at EU sites for the three and nine months ended September 30, 2022, respectively. Of this gross expense amount, the EU has contributed services of 75%, or $1.0 and $1.9 million for the three and nine months ended September 30, 2022, respectively. Thus, our liability presented on the accompanying condensed consolidated balance sheet is $0.6 million and $0 as of September 30, 2022 and December 31, 2022, respectively, and are presented within Other Liabilities on the accompanying condensed consolidated balance sheets.

In-kind contributions we make to the program will be expensed as R&D at their fair value when made. If the fair value of an in-kind contribution we make to the IMI JU differs from its carrying amount, we will recognize a gain or loss on disposition. No gain or loss on disposition was recognized for the nine months ended September 30, 2022.

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

The Company determined the consideration for the Phase 2a clinical trial contract totals approximately $3.8 million which includes four development-based milestones. The Company determined as of September 30, 2022, the transaction price for the Phase 2a clinical trial contract was $2.0 million as achievement of two of the development-based milestones was achieved. As of September 30, 2022, the amount of the remaining two development-based milestones could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining two milestones, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if those milestones were included in the transaction price.

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

For the three and nine months ended September 30, 2022, the Company recognized revenue from the CFF Agreement of approximately $(83,000) and $732,000, respectively. For the three and nine months ended September 30, 2021, the Company recognized revenue of approximately $417,000 from the CFF Agreement.

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

For the three and nine months ended September 30, 2022, the Company recognized revenue of approximately $388,000 and $640,000 from the Grant Agreement, based on expenses incurred and paid to partners to assist with the research and development services. The Company reduced the contract liability for the remaining consideration to approximately $747,000 in deferred revenue, current, on its condensed consolidated balance sheet as of September 30, 2022.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At September 30, 2022 and December 31, 2021 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that the intellectual property licensed under the License Agreement represents functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time upon satisfying the performance obligations. The Company will satisfy the performance obligations upon transfer of the licenses and know-how to SAMR and expects to satisfy these performance obligations by the end of 2022.

The Company determined that no performance obligations or material promises were satisfied as of September 30, 2022, and therefore, no revenue related to the License Agreement was recognized for the three and nine months ended September 30, 2022 and 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.9 million and $18.7 million to deferred revenue, current, and approximately $737,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $78,000 and $96,000 is classified as noncurrent, as of September 30, 2022 and December 31, 2021, respectively.

Kermode Licensing and Product Discovery Agreement

In February 2021, the Company entered into an out-licensing and product discovery agreement with Kermode Biotechnologies, Inc. (“Kermode”) and a statement of work (the “Kermode Agreement”). Under the terms of this agreement, Kermode will fund for one year the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). Kermode also received exclusive rights to all mAbs and vaccines discovered for veterinary uses and rights to a non-exclusive license to use the Company’s ʎPEX technology platform for further development activities. The Company retained exclusive rights to mAbs and vaccines discovered for human uses. In March 2021, the Company received a non-refundable upfront payment of $500,000 and received two milestone payment of $250,000 each. The Kermode Agreement defines four phases of research and development activities. The Company is also entitled to royalty payments based on future net sales if Kermode is ultimately successful in commercializing product candidates.

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

As of September 30, 2022, the transaction price of the Kermode Agreement was $1,000,000, consisting of the non-refundable upfront payment of $500,000 and the two milestone payments, totaling $500,000. Potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payments and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

For the three and nine months ended September 30, 2022, the Company recognized approximately $93,000 and $506,000 in revenue respectively related to the Kermode Agreement. The Company has recorded the remaining portion of the transaction price of $29,000 to deferred revenue, current, on its condensed consolidated balance sheets as of September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized approximately $98,000 and $131,000, respectively, in revenue related to the Kermode Agreement.

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

In May 2021, the Company received confirmation that the PPP Loan was forgiven by the SBA and was legally released from its financial obligation by the lender, SVB. As such, for the three and nine months ended September 30, 2021, the Company recognized in its condensed consolidated statement of operations a gain on extinguishment of PPP Loan of approximately $722,000, which includes the PPP Loan principal of approximately $715,000 and accrued interest of approximately $7,000. At September 30, 2022, the Company had no liabilities related to the PPP Loan recorded in its condensed consolidated balance sheet.

8. Notes Payable

Note Purchase Agreement

On November 23, 2021, the Company entered into an agreement (“Note Purchase Agreement”) with Streeterville Capital, LLC (Lender), pursuant to which it issued to the Lender a secured promissory note (Note) in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (Issuance Date). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Beginning on May 23, 2022, the Lender has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $450,000. Pursuant to the terms of the Note Purchase Agreement, the Company issued a second Note (collectively, the “Notes”) to the Lender on February 21, 2022 in the aggregate principal amount of $5,250,000 with terms substantially similar to the first Note except the maturity date is February 21, 2024. As of September 30, 2022 the Lender has exercised their right to redeem one of the Maximum Monthly Redemption Amounts and the Company has made a payment for the first note on September 7, 2022 of $495,000 including $450,000 paydown on the principal and $45,000 prepayment premium.

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

On September 30, 2022, the Company signed an amendment to promissory note #2. Subject to certain provisions and so long as no Event of Default has occurred, then in addition to the three (3) deferral rights previously available, the Company shall have the right to exercise additional monthly deferrals until March 31, 2023 (each, an “Additional Deferral”). Each time Borrower exercises an Additional Deferral the Outstanding Balance will automatically be increased by 1.5%.

Pursuant to the Note Purchase Agreement, the Company is subject to certain covenants, including the obligations to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of its common stock on a securities exchange; and (iii) avoid trading in its common stock from being suspended, halted, chilled, frozen or otherwise ceased. The Note is secured by the Company’s MabIgX assets.

The Company elected to apply the fair value option to the measurement of this Note. The total initial fair value at issuance was $5,250,000 for each Note. The Company remeasured the fair value as of September 30, 2022 and recognized an expense of approximately $823,000 and $1,212,000 for the three and nine month periods as the fair value of note had increased, which included approximately $220,000 and $247,000 for the three and nine month periods related to deferral fees. Additionally, the Company separated the short-term and long-term components of the Notes.

Due to the redemption right of the Lender, a portion of the notes payable could be required to be settled within one year of the balance sheet date. Amounts required to be settled within one year of the balance sheet date should be recorded as current liabilities on the accompanying condensed consolidated balance sheets. The current portion of notes payable was not reflected in the Company’s December 31, 2021 consolidated financial statements and March 31, 2022 and June 30, 2022 interim financial statements, but was corrected during the quarter ended September 30, 2022. Had it been properly recorded during the periods ended December 31, 2021, March 31, 2022 and June 30, 2022, the effect on the Company’s consolidated financial statements would have been as follows:

	As reported	If Corrected	Difference
December 31, 2021
Notes payable current	-	1,800,000	(1,800,000)
Notes payable long term	5,282,000	3,482,000	1,800,000
March 31, 2022
Notes payable current	-	5,400,000	(5,400,000)
Notes payable long term	10,648,000	5,248,000	5,400,000
June 30, 2022
Notes payable current	-	7,580,000	(7,580,000)
Notes payable long term	10,922,000	3,342,000	7,580,000

The company performed a thorough assessment to determine the significance of the error to the prior periods and concluded that it was not material to the Company’s financial position, results of operations or cash flows for the periods ended December 31, 2021, March 31, 2022 and June 30, 2022.

The fair value measurement includes interest, at the stated rate, and this separate amount is not reflected in the condensed consolidated statement of operations. The Company has recorded a liability of approximately $7,795,000 for Note Payable (current) and $3,499,000 for non-current Note Payable for a total of approximately $11,294,000 for both Notes, as of September 30, 2022.

Fair value of notes payable (in thousands):

Balance as of December 31, 2021	$5,282
Addition of notes payable	5,000
Payment	(450)
Original issuance discount	250
Change in fair value of notes payable	1,212
Balance as of September 30, 2022	$11,294

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

The total premiums, taxes and fees financed is approximately $915,000 with an annual interest rate of 5.129%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount financed plus interest and other charges permitted under the Agreement. At September 30, 2022 and December 31, 2021, the balance of insurance financing note payable was $831,000 and approximately $696,000 on the condensed consolidated balance sheet. The Company will pay the insurance financing through installment payments with the last payment being on May 14, 2023.

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

Each Warrant is exercisable for one share of Common Stock at an exercise price of $5.00 per share. The Warrants are immediately exercisable and will expire seven years from the original issuance date, or August 4, 2028. The Pre-Funded Warrants were offered in lieu of shares of Common Stock to the Purchaser whose purchase of shares of Common Stock in the Offering would otherwise result in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of this Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. A holder (together with its affiliates) may not exercise any portion of the Warrant or Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Warrant or Pre-Funded Warrant, as applicable. The exercise price of the Warrants and the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Warrants and Pre-Funded Warrants. Each of the Warrants and the Pre-Funded Warrants may be exercised on a “cashless” basis under certain circumstances set forth in the Warrants and Pre-Funded Warrants.

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

10. Common Stock

As of September 30, 2022 (unaudited), the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	3,535,196
Shares reserved for exercise of outstanding options to purchase common stock	2,118,056
Shares reserved for issuance of future options	765,502
Total	6,418,754

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

During the three and nine-month period ended September 30, 2022, the Company had not sold any shares of common stock under the ATM Sales Agreement. The ATM Sales Agreement facility currently cannot be used without the Company updating certain required conditions that are expired. The Company presently has no plans to update such required conditions.

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

Stock Options

The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of up to four years and expire ten years from the date of grant.

Stock option activity for the nine months ended September 30, 2022 is represented in the following table:

		Options Outstanding
			Weighted-
	Shares Available	Number of	Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2021	228,099	1,905,459	$8.48
Options granted	(85,635)	85,635	$1.92
Options cancelled	42,064	(42,064)	$5.80
Balances at March 31, 2022	184,528	1,949,030	$8.24
Additional shares reserved	750,000	—	$—
Options granted	(258,934)	258,934	$1.06
Options cancelled	102,249	(102,249)	$6.88
Balances at June 30, 2022	777,843	2,105,715	$7.42
Options granted	(35,000)	35,000	$1.91
Options cancelled	22,659	(22,659)	$5.61
Balances at September 30, 2022	765,502	2,118,056	$7.35

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (in years)	6.00	—	6.00	6.00
Expected volatility	99%	—	99% - 114%	99% - 100%
Risk-free interest-rate	3.45%	—	1.72% - 3.45%	0.75% - 1.14%
Dividend yield	0%	—	0%	0%

During the three and nine months ended September 30, 2022, the Company granted options to purchase 35,000 shares and 379,569 shares with a weighted-average grant date fair value of $1.53 and $1.00 per share, respectively. During the three months ended September 30, 2021, the Company did not grant any options. During the nine months ended September 30, 2021, the Company granted options to purchase 224,140 shares with a weighted-average grant date fair value of $5.04 per share.

There were no options exercised during the three and nine months ended September 30, 2022. There were no options exercised during the three months ended September 30, 2021. There were 1,559 options exercised during the nine months ended September 30, 2021, and the aggregate intrinsic value of these options exercised was approximately $5,000.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$159	$170	$385	$502
General and administrative	190	410	776	1,198
Total	$349	$580	$1,161	$1,700

As of September 30, 2022, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $1.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.67 years.

12. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended September 30, 2022 and 2021, the Company recorded approximately $0 and $14,000, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recorded approximately $0 and $60,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of September 30, 2022 and December 31, 2021, the Company recorded approximately $13,000 and $28,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

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

The Company determined that no performance obligations or material promises were satisfied as of September 30, 2022, and therefore, no revenue related to the License Agreement was recognized for the three and nine months ended September 30, 2022 and, 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.9 million and $18.7 million to deferred revenue, current, and approximately $737,000 and $854,000 to deferred revenue, noncurrent, on its condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $78,000 and $90,000 is classified as noncurrent, as of September 30, 2022 and December 31, 2021, respectively.

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

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five -year term with a three -year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord, which is classified as restricted cash, noncurrent, in the Company’s condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.

As of January 1, 2022, the Company adopted ASC 842, Leases. The Company recognizes ROU assets and lease liabilities at the adoption date based on the present value of future minimum lease payments over the lease term. The discount rate used was the incremental borrowing rate of 6% in determining the present value of the future minimum lease payments. The Company recognized ROU assets of $1.9 million and lease liabilities of $2.3 million as of adoption date. As of September 30, 2022, the Company’s ROU assets and liabilities related to the Lease are as follows (in thousands):

ROU assets, net	$1,532

Current portion of lease liabilities (included in current liabilities)	526
Lease liabilities, less current portion	1,430
Total lease liabilities	$1,956

The future minimum lease payments for the new facility as of September 30, 2022 are as follows (in thousands):

Period ending:
Three months ending December 31, 2022	$153
Year ending December 31, 2023	628
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Future minimum lease payments	2,150
Interest remaining	(194)
Total	$1,956

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. None of these events occurred as of September 30, 2022.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of September 30, 2022 and December 31, 2021, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings ongoing at December 31, 2021, and as of September 30, 2022.

Legal Proceedings

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company’s preferred stock in July 2017 prior to the Company’s IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO. The plaintiff is asking for approximately $277,000 in compensatory damages, although in recent motion practice the plaintiff indicated that it wants the agreement between the parties to be rescinded and a return of the original purchase price of $531,686.85. Discovery has been completed and the parties have fully briefed their respective motions for summary judgment. The Company believes that the claims in this complaint are without merit and intends to defend vigorously against them.

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

The Company accrues a liability for such matters when it is probable that potential loss will be incurred and such amount can be reasonably estimated. As of September 30, 2022 and December 31, 2021, no liability has been recognized in relation to these matters.

Grant Revenue

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant. As of September 30, 2022 and December 31, 2021, management believes that the Company has complied with all of the required grant terms. There are no grant audits currently in process.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of September 30, 2022 and December 31, 2021.

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

In the event that the Company licenses rights to the product in the field to a third-party, sells the product, or consummates a change of control transaction prior to the first commercial sale, the Company shall pay to CFF an amount equal to 15% of the amounts received by the Company and its shareholders in connection with such disposition (whether paid upfront or in accordance with subsequent milestones and whether paid in cash or property) up to nine times the actual net award received from CFF. The payment shall be made within ninety days after the closing of such a transaction.

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

None of these events have occurred as of September 30, 2022 and December 31, 2021.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and received two milestone payments of $250,000 each. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products. None of these events occurred as of September 30, 2022.

14. Subsequent Events

In October, 2022 the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it agreed to offer, issue and sell to this investor, in a registered direct offering, 1,800,000 shares of its common stock and pre-funded warrants to purchase up to an aggregate 5,407,208 shares of Common Stock (the “Pre-Funded Warrants”) The per share offering price of the shares was $1.11 and the offering price per Pre-Funded Warrant was $1.109 (and each share and Pre-Funded Warrant shall be coupled with Purchase Warrant). In a concurrent private placement, the Company also offered to issue and sell to the investor warrants to purchase an aggregate of up to 7,207,208 shares of its common stock (the “Purchase Warrants”) at an exercise price of $1.11 per share. The Purchase Warrants are exercisable for a period of five and a half years commencing on the closing date. The Company received gross proceeds of approximately $8.0 million, and after deducting its estimated offering expenses, net proceeds were approximately $7.8 million.

In addition, upon the closing of the offerings, in consideration for the Purchaser’s participation in the offerings the Company has agreed to amend, the Purchaser’s existing warrants to purchase up to 2,473,778 shares of Common Stock at an exercise price of $5.00 per share issued on August 4, 2021 (collectively, the “Existing Warrants”), by reducing the exercise price of the Existing Warrants to $2.00 per share.

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

Overview

We are a late clinical development - stage biopharmaceutical company focused on the discovery and development of novel anti-infectives. A significant focus of ours is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, limited tolerability, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline comprises fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily nosocomial pneumonia, and viral infections such as COVID-19. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life threatening bacterial and viral infections, primarily hospital acquired pneumonia, or HAP, ventilator associated pneumonia, or VAP, cystic fibrosis, and COVID-19. Our clinical stage product candidates have exhibited promising preclinical data and clinical data

Our ʎPEX™ production platform technology enables the screening of a large number of antibody-producing B-cells from patients and generation of high mAb-producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches. This technology is being applied to the development of COVID-19 mAbs.

Current clinical development activities are focused on AR-301, AR-320, AR-501. Our lead product candidates, AR-301 and AR-320, target gram positive bacteria S. aureus, a common pathogen associated with HAP, VAP, and a number of other life-threatening infections. AR-301 neutralizes the alpha toxin produced by gram-positive bacteria S. aureus and prevents alpha toxin mediated destruction of host cells and host immune response to the S. aureus infection. AR-301’s mode of action is independent of the antibiotic resistance profile of S. aureus, and it is active against infections caused by both methicillin-resistant S. aureus (“MRSA”) and methicillin-susceptible S. aureus (“MSSA”). AR-301 has exhibited promising data from a Phase 1/2a clinical study in S. aureus VAP patients (n=48 patients), showing consistent trends toward clinical benefits. An ongoing global Phase 3 trial to evaluate the therapeutic adjunctive treatment of AR-301 in S. aureus infected ventilator associated pneumonia patients has recently closed patient enrollment. The trial represents the first of two Phase 3 superiority clinical studies evaluating immunotherapy with a fully human mAb to treat acute pneumonia in the intensive care unit (ICU) setting. We expect to report top line data from this trial in December 2022.

AR-320 and AR-301 share similar targets and mechanism of action, thus are complementary products. AR-320 (also called ‘suvratoxumab’) is being developed as a preventive treatment of S. aureus pneumonia, while AR-301 is being developed as a therapeutic treatment. A multinational, randomized, double blinded, placebo -controlled Phase 2 study (n=196 patients) showed that mechanically ventilated ICU patients colonized with S. aureus who are treated with AR-320 saw a relative risk reduction of pneumonia by 32% in the overall intent to treat study population, and by 47% in the prespecified under 65-year-old population, which is the target population in the planned Phase 3 study. The relative risk reduction in the target population reached statistical significance and was also associated with a substantial reduction in the duration of care needed in the ICU and hospital. We are actively enrolling patients in a global Phase 3 pivotal trial evaluating AR-320 for the prevention of VAP in mechanically ventilated patients with confirmed lung colonization of S. aureus and are at high risk of progressing toward VAP. This study is being largely funded by the European Commission’s Innovative Medicines Initiative (IMI) and will enroll up to 562 patients in approximately 200 clinical sites across 20 countries in Europe, North and South America, and Asia.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad-spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”) the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. AR-501 is being evaluated in a Phase 1/2a for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The FDA reviewed the Phase 1 study results and agreed that the study could proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis (“CF”). Based on available blinded safety data of the on-going Phase 2a study, FDA also recently agreed with the Company’s proposal to include an additional higher dose cohort. We expect to complete enrollment and announce study results in the first quarter of 2023.

AR-701 is a cocktail of two fully human IgG1 mAbs discovered from screening the antibody secreting B-cells of convalescent SARS-CoV-2 infected (COVID-19) patients. Each mAb of the AR-701 cocktail neutralizes coronaviruses (CoV) using a distinct mechanism of action, namely inhibition of viral fusion and entry into human cells (AR-703) or blockage of virus binding to the human ‘ACE2’ receptor (AR-720). Each of the mAbs conferred strong protection against Omicron BA.1 infected animals when given either parenterally or by intranasal administration. On August 10, 2022, we announced that AR-701 was also shown to be effective in SARS-CoV-2 (COVID-19) infected macaque monkeys (non-human primates) when administered by inhalation, either prophylactically or therapeutically.

As part of an ongoing grant from the Bill and Melinda Gates Foundation, we expect to deliver proof-of-concept pre-clinical data to demonstrate prevention of influenza and SARS-CoV2 viral transmission using our inhaled formulation technology.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301, AR-320, and AR-501. Our expenses and resulting cash burn during the nine months ended September 30, 2022 and year ended December 31, 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-701 COVID-19 mAbs, and the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $24.0 million and $42.2 million for the nine months ended September 30, 2022, and the year ended December 31, 2021, respectively. As of September 30, 2022 we had approximately $1.9 million of cash and cash equivalents and had an accumulated deficit of approximately $189.3 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities and from general and administrative costs associated with our operations.

We have not yet achieved commercialization of our products and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, license agreements, fees for services performed, issuances of convertible debt and the sale of our common and preferred stock. Our principal use of cash has included cash used in operations. We expect that the principal use of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

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

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. Such estimates include those related to the evaluation of our ability to continue as a going concern, our best estimate of standalone selling price of revenue deliverables, useful life of long-lived assets, classification of deferred revenue, income taxes, assumptions used in the Black-Scholes-Merton model to calculate the fair value of stock-based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses

We recognize research and development expenses to operations as they are incurred. Our research and development expenses consist primarily of:

●	salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions;
●	fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial material management and statistical compilation and analyses;
●	costs related to acquiring and manufacturing clinical trial materials;
●	costs related to compliance with regulatory requirements; and
●	payments related to licensed products and technologies

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$399	$515	$(116)
Operating expenses:
Research and development	6,118	19,842	(13,724)
General and administrative	1,693	1,699	(6)
Total operating expenses	7,811	21,541	(13,730)
Loss from operations	(7,412)	(21,026)	13,614
Other income (expense):
Interest income (expense), net	(27)	1	(28)
Other income	23	23	—
Change in fair value of note payable	(823)	—	(823)
Net loss	$(8,239)	$(21,002)	$12,763

Grant Revenue. Grant revenue remained at $0.4 million for the three months ended September 30, 2022 compared to $0.5 million for the three months ended September 30, 2021 primarily due to the recognition of revenue from grants from the Cystic Fibrosis Foundation (CFF), the Gates Foundation, as well as from Kermode Biotechnologies, Inc., during the third quarter of 2022.

Research and Development Expenses. Research and development expenses decreased by approximately $13.7 million from approximately $19.8 million for the three months ended September 30, 2021 to approximately $6.1 million for the three months ended September 30, 2022 due primarily to:

●	a decrease of approximately $11.5 million due to expenses during the third quarter of 2021 related to our AR-320 licensing agreement with Medimmune (AZ);
●	a decrease of approximately $1.6 million on our AR-320 clinical trial primarily due to a reduction in drug manufacturing expenditures;
●	a decrease of approximately $0.8 million on research and development activities for our COVID-19 programs; and
●	A decrease of approximately $0.3 million on clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program;

These decreases were partially offset by:

●	an increase of approximately $0.3 million on clinical trial activities for the Phase 2a study of our AR-501 program; and
●	an increase of approximately $0.1 million for personnel, consulting and other related costs.

General and Administrative Expenses. General and administrative expenses remained approximately $1.7 million for the three months ended September 30, 2021 and September 30, 2022 due primarily to decrease in stock compensation expense, liability insurance, Delaware franchise taxes, partially offset by an increase in personnel and professional related costs.

Interest Income (Expense), Net. Interest expense, net increased by approximately $28,000 from $1,000 income for the three months ended September 30, 2021 to approximately $27,000 expense for the three months ended September 30, 2022. The increase is primarily due to prepayment premium paid on Streeterville loan ended September 30, 2022, as compared to the quarter ended September 30, 2021.

Other Income. Other income stayed constant for the three months ended September 30, 2022 and September 31, 2021 at approximately $23,000. The balance is primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility.

Change in Fair Value of Note Payable: Change in fair value of note payable increased by approximately $823,000 for the quarter ended September 30, 2022, compared to zero for the quarter ended September 30, 2021. The increase was due to an updated fair valuation calculation for outstanding debt.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,878	$548	$1,330
Operating expenses:
Research and development	18,916	29,370	(10,454)
General and administrative	5,535	5,337	198
Total operating expenses	24,451	34,707	(10,256)
Loss from operations	(22,573)	(34,159)	11,586
Other income (expense):
Interest income (expense), net	(267)	2	(269)
Other income	68	52	16
Gain on extinguishment of Paycheck Protection Program loan	—	722	(722)
Change in fair value of note payable	(1,212)	—	(1,212)
Net loss	$(23,984)	$(33,383)	$9,399

Grant Revenue. Grant revenue increased to $1.9 million for the nine months ended September 30, 2022 from $0.5 million for the nine months ended September 30, 2021 primarily due to the recognition of revenue from grants from the Cystic Fibrosis Foundation (CFF) and the Gates Foundation, as well as from Kermode Biotechnologies, Inc.

Research and Development Expenses. Research and development expenses decreased by approximately $10.5 million from approximately $29.4 million for the nine months ended September 30, 2021 to approximately $18.9 for the nine months ended September 30, 2022 due primarily to:

●	a decrease of approximately $11.5 million due to expenses during the third quarter of 2021 related to our AR-320 licensing agreement with Medimmune (AZ);
●	a decrease of approximately $0.7 million on clinical trial activities and drug manufacturing expenses for the Phase 3 study of our AR-301 program; and
●	a decrease of approximately $0.6 million on Covid study related activities primarily due to a 2021 license expense.

These decreases were partially offset by:

●	an increase of approximately $1.5 million on clinical trial activities for the Phase 2a study of our AR-501 program;
●	an increase of approximately $0.6 million on clinical trial activities and drug manufacturing expenses for our AR-320 Phase 3 trial; and
●	an increase of approximately $0.6 million for personnel, consulting and other related costs.

General and Administrative Expenses. General and administrative expenses increased by approximately $0.2 million from approximately $5.3 million for the nine months ended September 30, 2021 to approximately $5.5 million for the nine months ended September 30, 2022 which was due primarily to increases in personnel related costs and professional service fees, offset by Delaware franchise taxes and stock compensation expense.

Interest Income (Expense), Net. Interest income, net decreased from $2,000 for the nine months ended September 30, 2021 to approximately $267,000 interest expense for the nine months ended September 30, 2022. The increase was primarily due to debt servicing during the nine months ended September 30, 2022.

Other Income. Other income increased by approximately $16,000 from $52,000 for the nine months ended September 30, 2021 to approximately $68,000 for the nine months ended September 30, 2022. The increase was primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility.

Gain on Extinguishment of Paycheck Protection Program Loan. There was no extinguishment of debt in 2022. Gain on extinguishment of the PPP loan of approximately $722,000 for the nine months ended September 30, 2021 is related to the forgiveness of our loan from the Small Business Administration and release of financial obligation from our lender, Silicon Valley Bank, in May 2021.

Change in Fair Value of Note Payable: Change in fair value of note payable increased by $1,212,000 for the nine months ended September 30, 2022 compared to zero for the nine months ended September 30, 2021. The increase was due to an updated fair valuation calculation for our outstanding debt.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022 we had approximately $1.9 million of cash and cash equivalents and an accumulated deficit of approximately $189.3 million.

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

On September 30, 2022, we signed an amendment to promissory note #2. Subject to certain provisions and so long as no Event of Default has occurred, then in addition to the three (3) deferral rights previously available, we shall have the right to exercise additional monthly deferrals until March 31, 2023 (each, an “Additional Deferral”). Each time Borrower exercises an Additional Deferral the Outstanding Balance will automatically be increased by 1.5%.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $915,000 with an annual percentage interest rate of 5.13%. At September 30, 2022 the balance of insurance financing note payable was approximately $831,000 in the condensed consolidated balance sheet.

In October, 2022 we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which we agreed to offer, issue and sell to this investor, in a registered direct offering,1,800,000 shares of our common stock and pre-funded warrants to purchase up to an aggregate 5,407,208 shares of Common Stock (the “Pre-Funded Warrants”). The per share offering price of the shares was $1.11 and the offering price per Pre-Funded Warrant was $1.109 (and each share and Pre-Funded Warrant shall be coupled with Purchase Warrant). In a concurrent private placement, we also offered to issue and sell to the investor warrants to purchase an aggregate of up to 7,207,208 shares of our common stock (the “Purchase Warrants”) at an exercise price of $1.11 per share. The Purchase Warrants are exercisable for a period of five and a half years commencing on the closing date. We received gross proceeds of approximately $8.0 million, and after deducting our estimated offering expenses, net proceeds were approximately $7.8 million.

In addition, upon the closing of the offerings, in consideration for the Purchaser’s participation in the offerings we have agreed to amend, the Purchaser’s existing warrants to purchase up to 2,473,778 shares of Common Stock at an exercise price of $5.00 per share issued on August 4, 2021 (collectively, the “Existing Warrants”), by reducing the exercise price of the Existing Warrants to $2.00 per share.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the nine months ended September 30, 2022 and the year ended December 31, 2021. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. We believe that our current available cash and cash equivalents will not be sufficient to fund our planned expenditures and meet our obligations for at least the one-year period following our condensed consolidated financial statements issuance date. This raises substantial doubt regarding our ability to continue as a going concern.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$(20,570)	$(19,207)
Investing activities	(33)	(573)
Financing activities	3,750	29,769
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,853)	$9,989

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $20.6 million for the nine months ended September 30, 2022, which was primarily due to our net loss of approximately $24.0 million, an increase of approximately $1.1 million in prepaid assets, an increase of approximately $2.1 million in accrued liabilities and other, partially offset by a decrease of approximately $1.0 million in accounts payable, a decrease of approximately $0.6 in deferred revenue, and the non-cash charges of approximately $1.2 million related to stock-based compensation and approximately $0.4 million in depreciation and amortization, approximately $1.2 million change in fair value of note payable and approximately $0.3 million from debt issuance expense.

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

Cash Flows from Investing Activities.

Net cash used in investing activities was zero during the nine months ended September 30, 2022. Net cash used in investing activities of approximately $0.6 million during the nine months ended September 30, 2021, was due to the purchase of equipment, primarily for diagnostic use in clinical trials, and improvements to our new leased facility during the first half of 2021.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $3.8 million during the year ended September 30, 2022 was from $5.0 million proceeds received from our loan from Streeterville Capital partially offset by approximately $.5 million paid on the loan and $0.8 million related to D&O insurance.

Net cash provided by financing activities of approximately $29.8 million during the nine months ended September 30, 2021 was primarily due to net proceeds received from registered direct offerings of our common stock in March and August 2021 and net proceeds received from stock option exercises.

Future Funding Requirements

To date, we have generated revenue from grants and contract services performed and funding from the issuance of convertible preferred stock and common stock sales. We do not know when, or if, we will generate any revenue from our development stage therapeutic programs. We do not expect to generate any revenue from sales of our therapeutic candidates unless and until we obtain regulatory approval. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development, and clinical trials of, and seek regulatory approval for, our therapeutic candidates. We expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our therapeutic candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need additional funding in connection with our continuing operations.

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

Recently Issued Accounting Pronouncements

Please refer to section “Recently Issued Accounting Pronouncements not yet adopted as of September 30, 2022” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have begun to remediate the identified material weakness by hiring a Controller, Accounting Manager, and a Clinical Operations Controller. We will continue to hire financial consultants to assist with completing the remediation by the end of 2022.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed on February 18, 2020 in the New York State Supreme Court against us by an investor who invested in our preferred stock in July 2017 which was prior to our initial public offering in August 2018. The complaint alleges, among other things, that we breached our contract and fiduciary duty, by not issuing additional securities to the investor as a result of our initial public offering. The plaintiff is asking for approximately $277,000 in compensatory damages, although in recent motion practice the plaintiff indicated that it wants the agreement between the parties to be rescinded and a return of the original purchase price of $531,686.85. Discovery has been completed and the parties have fully briefed their respective motions for summary judgment. We believe that the claims in this complaint are without merit and intend to defend vigorously against them.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 5, 2022)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 5, 2022)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 5, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: November 21, 2022	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2022	By:	/s/ Fred Kurland
Fred Kurland
Chief Financial Officer
(Principal Financial Officer)

