Form 10-K
period 2022-12-31
Aridis Pharmaceuticals, Inc.
filed 2023-05-22
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-38630

Aridis Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2641188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

983 University Avenue, Bldg. B Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 385-1742

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001 per share	ARDS	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2022 (which is the last business day of registrants most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Capital Market on that date, was approximately $12.2 million. For purposes of this disclosure, shares of common stock held by an officer, a director and an affiliated shareholder have been excluded in that such persons may be deemed to be affiliates as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

On April 30, 2023, the registrant had 36,077,532 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

The audit reports from our respective independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2022 and 2021 include an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

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

The Restatement (as defined in Note 15) may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

Our 10% or more stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our cash and cash equivalents we use to satisfy our working capital and operating expense needs are held in accounts at various financial institutions. The balance held in deposit accounts often exceeds the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit or similar government deposit insurance schemes. Our cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which we hold our cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and taken into receivership by the FDIC. At that time, substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank and we could not access such accounts. While we were afforded full access to our accounts on March 13, 2023 as a result of action taken by the U.S. Department of the Treasury, the Federal Reserve and the FDIC under the systemic risk exception, there is no guarantee that the system risk exception will be relied upon to provide access to uninsured deposits and other assets in the future in the event of the closure of a financial institution, or that such access would be afforded in a timely fashion. Any loss of our cash or cash equivalents or any delay in our access thereto could, among other risks, adversely impact our ability to pay our operating expenses, result in breaches of our contractual obligations, or result in violations of federal or state wage and hour laws if we are unable to pay our employees on a timely basis.

PART I

Unless the context requires otherwise, references to “Aridis,” “Company,” “we,” “us” or “our” refer to Aridis Pharmaceuticals, Inc., a Delaware corporation and its subsidiaries.

Item 1. Business –

Overview

We are a late-stage biopharmaceutical company focused on the discovery and development of targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent a fundamentally new treatment approach in the infectious disease market and are designed to overcome key issues associated with current therapies, including drug resistance, short duration of response, tolerability, negative impact on the human microbiome, and lack of differentiation between treatment alternatives. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life-threatening bacterial and viral infections, primarily hospital-acquired pneumonia, or HAP, ventilator-associated pneumonia, or VAP and cystic fibrosis. Our clinical stage product candidates have exhibited promising preclinical data and clinical data. Our lead product candidates, AR-301 and AR-320, target the alpha toxin produced by gram-positive bacteria Staphylococcus aureus, or S. aureus, a common pathogen associated with HAP and VAP. AR-501 is a broad spectrum small molecule anti-infective we are developing in addition to our targeted mAb product candidates.

The majority of candidates from our product pipeline are derived by employing our differentiated antibody discovery platform called MabIgXTM and λPEXTM. This platform is designed to comprehensively screen the B-cell repertoire and isolate human antibody-producing B-cells from individuals who have either successfully overcome an infection by a particular pathogen or have been vaccinated against a particular pathogen. We believe that B-cells from these patients are the ideal source of highly protective and efficacious mAbs which can been administered safely to other patients. λPEXTM complements and further extends the capabilities of MabIgX to quickly screen large number of antibody producing B-cells from patients and generation of high mAb producing mammalian production cell line at a speed not previously attainable. As a result, we can significantly reduce time for antibody discovery and manufacturing compared to conventional approaches.

Two of our mAbs in advanced clinical development are being developed for treatment of HAP and VAP in intensive care units or ICUs. Our initial clinical indication for AR-301 is for adjunctive therapeutic treatment with standard of care, or SOC, antibiotics for HAP and VAP. AR-320 is being developed as a pre-emptive treatment of mortality and morbidity associated with HAP and VAP. Current SOC antibiotics used to treat HAP and VAP typically involve a combination of several broad-spectrum antibiotics that are prescribed empirically at the start of treatment. The specific empirical antibiotic regimens that are prescribed vary widely among physicians, and generally result in modest clinical benefits due to a number of reasons, which can include an infection by an antibiotic resistant strain, immune deficiency, or potential mismatch of the antibiotics regimen to the etiologic agent. Recently, rapid diagnostic tests have been introduced that allow the identification of infection-causing agents within hours. These increasingly common rapid tests allow physicians to prescribe a more appropriate antibiotics regimen, and eventually more targeted anti-infectives such as AR-301 and AR-320 earlier in the course of infection. This evidenced-based treatment approach is designed to remove issues associated with empirical broad-spectrum antibiotics such as inappropriate antibiotic selection and promotion of antibiotic resistance. In contrast to the lack of differentiation among SOC antibiotics, mAbs are highly differentiated from SOC antibiotics in mechanism of action, pharmacokinetic and pharmacodynamic profile, and thus are well suited to complement antibiotics when used together. As an adjunctive treatment, AR-301 has the potential to improve the effectiveness of SOC antibiotics and cover antibiotic resistant S. aureus strains, while not competing directly with antibiotics. To emphasize the benefits of our product candidates as an adjunctive therapy, we design clinical trials based on superiority endpoints.

AR-301 and AR-320 neutralize alpha-toxin from Staphylococcus aureus bacteria, leading to protection from alpha-toxin mediated destruction of host cells, including cells from the immune system. This mode of action is independent of the antibiotic resistance profile of S. aureus, and as such AR-301 and AR-320 are active against infections caused by both MRSA (methicillin-resistant staphylococcus aureus) and MSSA (methicillin-sensitive staphylococcus aureus). AR-320 and AR-301 are complementary products. AR-320 treatment focuses on preventive treatment of S. aureus pneumonia, which complements Aridis’ AR-301 Phase 3 mAb program that is being developed as a therapeutic treatment of S. aureus pneumonia. We believe that AR-301 will be first-line treatment, first to market, first-in-class pre-emptive treatment of S. aureus colonized patients. The same first-line, first to market and first-in-class strategy applies to the acute treatment with the monoclonal antibody AR-320.

On March 20, 2023, we received written notice from MedImmune Limited (“MedImmune”) that it has terminated that certain License Agreement by and between MedImmune and us dated as of July 12, 2021, and as amended by Amendment No. 1 to License Agreement, dated as of August 9, 2021 (the “License Agreement”), pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the on-going AR-320-003 Phase 3 clinical study has been put on hold. We do not agree that we are in material breach of the License Agreement. Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement, we notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

AR-320 is being developed for pre-emptive treatment of high-risk patients under 65 years old for prevention of nosocomial pneumonia caused by S. aureus, which is associated with significant morbidity and mortality despite current standard of care, including antibiotics and infection control practices like ventilator-associated pneumonia (VAP) bundles. Currently, there are no treatments available for prevention or early preemptive management of patients at high-risk of developing S. aureus pneumonia. AR-320 has the potential to address this unmet medical need by reducing the incidence of S. aureus pneumonia in patients at high-risk of developing the disease, e.g., mechanically ventilated patients in the intensive care unit (ICU) who are colonized with S. aureus in their respiratory tract.

HAP and VAP pose serious challenges in the hospital setting, as SOC antibiotics are becoming inadequate in treating infected patients. There are approximately 3,000,000 cases of pneumonia reported in the U.S. per year and approximately 628,000 annual cases of HAP and VAP caused by gram negative bacteria and MRSA (DRG, 2016). These patients are typically at high risk of mortality, which is compounded by other life-threatening co-morbidities and the rise in antibiotic resistance. Epidemiology studies estimate that the probability of death attributed to S. aureus ranges from 29% to 55%. In addition, pneumonia infections can prolong patient stays in ICUs and the use of mechanical ventilation, creating a major economic burden on patients, hospital systems and payors. For example, ICU cost of care for a ventilated pneumonia patient is approximately $10,000 per day in the U.S., and the duration of ICU stays are typically twice that of a non-ventilated patient (Infection Control and Hospital Epidemiology. 2010, vol. 31, pp. 509-515). The average cost of care per pneumonia patient is approximately $41,250 which increases 86% for HAP/VAP patients to approximately $76,730. We estimate that our two clinical mAb candidates have an addressable market of $25 billion and the potential to address approximately 325,000 HAP and VAP patients in the U.S.

Our proprietary pipeline is primarily focused on severe lung infections and is comprised of five wholly owned product candidates which are highlighted below.

Figure 1

Our Product Pipeline

●	AR-301 is a fully human immunoglobulin 1, or IgG1, mAb targeting the gram-positive bacteria S. aureus alpha toxin. We are developing AR-301 initially as an adjunctive immunotherapy in combination with SOC antibiotics to treat acute pneumonia caused by S. aureus infection. A preliminary superiority Phase 2a study of AR-301 used as adjunctive treatment with standard of care antibiotics in S. aureus HAP/VAP provided supportive clinical efficacy trends (13). We recently completed a randomized, double-blind, placebo-controlled superiority Phase 3 trial in 174 S. aureus VAP patients. AR-301 was generally well tolerated with no serious adverse events , or SAEs, related to the product candidate. None of the deaths in the study were deemed drug-related by the blinded investigators. The all-cause mortality rates in all patients were AR-301: 23.6% (21/89) vs. SOC: 18.8% (16/85) (p=0.367); these deaths were primarily associated with patients’ underlying conditions which brought the patient into the ICU. The all-cause mortality in the evaluable microFAS population were similar between the AR-301 23.0% (14/61) and placebo 23.7% (14/59) groups (p=0.830). The mortality due to pneumonia was: AR-301 1.6% (1/61) vs SOC 5.0% (3/59) groups among the population with confirmed S. aureus pneumonia (p=n.s., ‘not statistically significant’). In the overall microbiologically confirmed full analysis set (mFAS) population (n=120), a clinically meaningful improvement in clinical cure rate at day 21 of 11.3% (p=0.23) was observed in patients treated with AR-301. In the more vulnerable population of older than 65 years of age (n=48), which was a prespecified population in the study, a larger increase in clinical cure rate of ~3-fold to 33.6% was observed at day 21 (p=0.056) as compared to the improvement that was observed in the overall mFAS. This larger increase in clinical cure was maintained when assessed at day 28 (37.9%, p=0.025). The efficacy increase in those older than 65 years of age was primarily driven by the lower effectiveness of SOC antibiotics in the placebo cohort (a decrease from 57.6% in the overall population to 30.4% in the older adults). Furthermore, in the prespecified subpopulations of MRSA infected patients and in patients receiving sub-optimal antibiotics, there was also a substantial clinical cure rate improvement of 28.2% and 20.8%, respectively. Finally, the prespecified healthcare utilization analyses of the mFAS population showed a reduction in the median days on mechanical ventilation, days in the ICU, and days in the hospital of 2, 7, and 14, respectively, when treated with AR-301. AR-301 has been granted Fast-Track designation by the FDA, orphan drug designation in the EU, and has filed for Qualified Infectious Disease Product (QIDP) designation in the U.S.

●	AR-320 is a fully human, IgG1 monoclonal antibody targeting S. aureus alpha toxin. AR-320 is active against infections caused by both MRSA and MSSA. Suvratoxumab’s focus on preventive treatment of S. aureus pneumonia complements Aridis’ AR-301 Phase 3 mAb program which is being developed as a therapeutic treatment of S. aureus pneumonia. A multinational, randomized, double blinded, placebo controlled Phase 2 study conducted by AstraZeneca (n=196 patients) showed that mechanically ventilated ICU patients colonized with S. aureus who are treated with suvratoxumab saw a relative risk reduction of pneumonia by 32% in the overall intend to treat (“ITT”) study population, and by 47% in the prespecified under 65 year old population, which is the target population in the Phase 3 study which, as noted above, has been placed on hold. The relative risk reduction in the target population reached statistical significance, and was also associated with a substantial reduction in the duration of care needed in the ICU and hospital [see https://www.thelancet.com/journals/laninf/article/PIIS1473-3099(20)30995-6/fulltext]. In 2022, we initiated a pivotal Phase 3 study of AR-320 in mechanically ventilated ICU patients colonized with S. aureus. This study has been actively enrolling, but is placed on hold due to the license termination by Medimmune.

●	AR-501 (Panaecin) is a broad spectrum small molecule anti-infective we are developing in addition to our targeted mAb product candidates. This product candidate is currently in a Phase 1/2a clinical study and is funded by the Cystic Fibrosis Foundation. AR-501 is administered as an inhalable aerosol to treat lung infections in cystic fibrosis patients. Preclinical studies have shown that mice infected with P. aeruginosa can be rescued with a single inhalation exposure of aerosolized AR-501. We initiated a Phase 1/2a trial in December 2018. The Phase 1 portion of the clinical study in healthy adults has been completed and results were reported in 2021. We have initiated and completed enrollment in a Phase 2a clinical study in cystic fibrosis patients and delivered the top-line data readout in the 1st quarter of 2023. The study’s primary and secondary endpoints of safety and pharmacokinetics (PK) were met. Three weekly inhaled doses of AR-501 at 6.4mg, 20mg, and 40mg dose levels were well tolerated in CF patients. No drug related serious adverse events (SAEs) were observed. The majority of treatment emergent adverse events (TEAEs) were respiratory in nature and mostly mild to moderate in severity. CF patients achieved high uptake of AR-501 in the respiratory tract, as measured by sputum concentrations, at levels that were more than 50-fold higher than required for inhibition of the target bacteria, P. aeruginosa. Inhaled delivery achieved more than 10-fold higher respiratory uptake of gallium (AR-501) than past clinical studies of intravenous (IV) gallium which resulted in lung function improvement and P. aeruginosa reduction. AR-501 has been granted Orphan drug designation in the US and EU, as well as Fast-Track and Qualified Infectious Disease Product (QIDP) designations by the FDA.

●	AR-701 is a cocktail of fully human mAbs discovered from convalescent COVID-19 patients that are directed at multiple protein epitopes on the SARS-CoV-2 virus. It is formulated for delivery via intramuscular injection or inhalation using a nebulizer. Both mAbs in the AR-701 cocktail neutralized all authentic SARS-CoV-2 beta, gamma, delta, epsilon, and omicron variants in vitro. AR-701 maintains its ability to neutralize all Omicron variants that have arisen to date, including the XBB.1.5 variant. Additionally, AR-701 protected SARS-COV2 infected rhesus macaque monkeys.

●	AR-401 is our mAb discovery program aimed at treating infections caused by Acinetobacter baumannii, a gram-negative bacterium that is increasingly prevalent in blood stream, lung, and skin infections. We used our MabIgX technology to identify novel targets and select several fully human mAb candidates that bind to outer membrane proteins of the bacteria. We intend to select a development candidate for additional preclinical studies.

Licensed Programs

●	AR-101 is a fully human immunoglobulin M, or IgM, mAb targeting the gram-negative bacteria P. aeruginosa serotype O11. We filed an Investigational Medicinal Product Dossier, or IMPD, with the European Union (EU) in October 2004. We have completed a Phase 1 trial in healthy adults and a Phase 2a trial in 27 HAP and VAP patients. In the Phase 2a trial, AR-101 plus SOC antibiotics was generally well tolerated. The per protocol population (defined as study patients who completed the study without any major protocol deviation) demonstrated numeric improvement over standalone antibiotics across multiple clinical endpoints, including initial clinical resolution rate, time to initial clinical resolution, time on ventilator or in ICU and all-cause mortality was seen. AR-101 has been granted orphan drug designation in the U.S. and in the EU. This program is licensed to the Serum Institute of India and Hepalink.

●	AR-201 is a fully human IgG1 mAb with high affinity for respiratory syncytial virus, or RSV, glycoprotein F and neutralizes diverse clinical isolates of RSV. In in vivo preclinical studies, AR-201 was shown to be 12-fold more potent than Synagis in a head-to-head comparison study, a currently marketed drug for pediatric RSV. AR-201 has also been shown to bind to RSV strains that are resistant to Synagis. This program is licensed exclusively to the Serum Institute of India.

As of December 31, 2022, we have raised over $183 million in public and private investments. Furthermore, we have been able to augment our own financial resources by obtaining approximately $53 million of non-dilutive awards and grants, including approximately $32 million from the Department of Health and Human Services, or DHHS, the National Institute of Health, or NIH, and the Biomedical Advanced Research and Development Authority, or BARDA, and approximately $12 million from the Department of Defense, Program for Appropriate Technology in Health (PATH), Gates Foundation, the Cystic Fibrosis Foundation, European Commission’s Innovative Medicines Initiative (IMI), other strategic research and development collaborations. We believe that our ability to attract significant financial investments and grant funding underscores the recognized need for new anti-infective products and the strength of our product candidate portfolio.

We have assembled a senior management team with substantial product development experience and a successful track record of navigating complex drug development and regulatory pathways. Our management team has over 175 years of combined drug development experience from proven biopharmaceutical companies, such as Abgenix, Inc. Aviron, Genentech, Inc., GlaxoSmithKline plc, Medimmune (AstraZeneca), and Novartis AG among others, and has contributed to the development and launch of products with multi-billions in annual sales.

Strategy

Our goal is to become a global leader in anti-infective immunotherapy by discovering, developing and commercializing best-in-class mAbs with the potential to significantly improve upon SOC treatments for life-threatening infections. Key elements of our strategy are as follows:

●	Leverage the favorable regulatory environment in infection diseases to expedite approval pathways for our product candidates. We intend to closely interact with the FDA, the European Medicines Agency, or the EMA, and other regulatory agencies to create efficient clinical development plans and expedite approval pathways for our product candidates. For development outside of the U.S., we will evaluate potential regional collaborations which may lead to more rapid and cost-effective path to market compared to a standalone strategy. Consistent with this strategy, we completed a licensing agreement with Serum AMR Products, an affiliate of Serum International BV (SIBV) and the Serum Institute of India, Ltd. The agreement grants Serum AMR a license to multiple programs from us for certain limited territories and access our MabIgX® platform technology for asset identification and selection. As with our prior out-licensing transaction involving several of our mAb programs to Shenzhen Hepalink Pharmaceuticals for the China territory, this transaction allows for the introduction of innovative anti-infective therapies that are effective against antibiotic resistant infections to a broader area of the world where antimicrobial resistance is particularly high.

●	Obtain favorable regulatory designations that will fast track our product candidates. Regulatory designations can provide numerous benefits for our product candidates, including expedited development pathway and review, market exclusivity, premium pricing and faster product adoption among others. We plan to obtain QIDP, Fast-track, and Breakthrough Therapy designations for our existing and future product candidates to enhance their likelihood of approval and commercial success. To date, we have successfully received Fast Track Designation for AR-301, AR-320, and AR-105, orphan drug designation in the U.S. for AR-101 and orphan drug designation in the EU for AR-301 and AR-101. We have obtained QIDP, and Fast-track designations for AR-501.

●	Demonstrate pharmacoeconomic benefits of our product candidates. We aim to change the treatment paradigm of infectious disease by focusing on the pharmacoeconomic benefits of our product candidates. We utilize superiority clinical trial designs rather than non-inferiority designs typically used by antibiotics, as positive outcomes from such trials can better demonstrate efficacy and safety advantages of our product candidates. We target indications where our product candidates may address drivers of high cost of care in hospital settings, such as time on ventilator, ICU stay and hospital stay. In addition, we will continue to invest resources in market research to better identify and quantify pharmacoeconomic benefits of our product candidates.

●	Implement a targeted commercialization strategy. Our core therapeutic indications can be addressed with a relatively small, specialized sales organization. As such, we may develop and operate our own dedicated sales force to directly market our products in the U.S., to hospitals. For geographies outside of the U.S., we may seek commercial partners with more regional expertise to maximize the commercial value of our products.

●	Employ the advantages of our λPEX and MabIgX antibody discovery platforms as a basis to expand our product pipeline. We believe our λPEX and MabIgX platforms offer us distinct advantages over our peers in terms of new product candidate discovery and development. We can screen and identify functionally optimized B-cells from patients, and manufacture mAbs, faster than traditional technologies. Our differentiated approach reduces mAb discovery and manufacturing time compared to traditional technologies. We believe that using our technology, clinical drug supplies can be manufactured within one year from screening the patient’s blood. We intend to continue to use our platform technologies to generate new product candidates for bacterial, viral, and other infectious diseases where mAb immunotherapy has the potential to address deficiencies of current treatment alternatives.

●	Continue to pursue grant funding and strategic collaborations. To date, we have been awarded more than $53 million in non-dilutive grant funding. We believe that the industry’s need for novel products, such as our product candidates, makes non-dilutive funding from governmental agencies and research organizations more accessible. Furthermore, our robust pipeline of wholly owned product candidates and highly productive discovery platform offer opportunities for value-accretive partnerships. We will continue to pursue grant funding and strategic collaborations in addition to traditional financings.

Market Opportunities

Our mission is to improve the treatment of infectious diseases, particularly the deficiencies of conventional antibiotics. It is widely recognized that there is a growing problem of antibiotic resistance at a time when the pipeline of antibiotics is dwindling and much of the development activity currently ongoing is devoted to modifications of existing classes of antibiotics. We believe this antibiotic strategy has merely delayed rather than solved the underlying resistance problem as evidenced by the spread of drug resistant bacteria, particularly in the hospital settings. The drug resistance and adverse impact on the human microbiome, particularly the gut microbial flora, brought about by frequent use of broad spectrum antibiotics increased the need for targeted, narrow spectrum anti-infectives that counteract only the etiologic bacterial agent. The ability to identify the infection-causing agent has significantly improved in recent years because of the availability and proliferation of rapid diagnostic tests. These diagnostics have enabled the identification of pathogen profiles within hours of patient sample collection, thus providing physicians with the rapid, precise information necessary to make more informed treatment decisions. Given the identity of the specific pathogen responsible for an infection, we believe the physician is more likely to prescribe a targeted anti-infective, rather than a broad-spectrum antibiotic. Therefore, we believe that the treatment of infectious diseases will see a paradigm shift from broad spectrum antibiotic utilization to narrow, targeted anti-infectives. Such a paradigm shift is similar to that observed in oncology starting in the early 2000s, from broad acting chemotherapies to targeted immune-oncology mAbs. Therefore, we believe that the opportunity for application of mAbs in infectious diseases is highly attractive.

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

We are initially focused on respiratory infections in the ICU settings, particularly bacterial pneumonia. In the U.S., there are approximately 628,000 cases of Hospital Acquired Pneumonia, HAP and Ventilator Associated Pneumonia, VAP (DRG 2016). HAP due to MRSA infections results in substantial loss of life with an annual worldwide incidence of approximately 200,000 patients (Decision Resources, 2016 data) and mortality rates as high as 50% depending on the patient population and treatment regimen (Decision Resources, 2016). Mechanical Ventilation for VAP patients costs over $30 billion annually in the U.S. Infections due to MRSA represent a high-value segment of the overall antibiotics market. According to this report, the worldwide market for existing therapies for MRSA infections was over $800 million in 2015. The progressively aging population is expected to increase the number of MRSA infections that result in HAP. Moreover, MRSA infections are associated with significantly longer hospital stays, repeated hospitalizations and increased healthcare costs. Currently, the median hospital stay of a patient with VAP is 29 days, and the average length of ICU stay is 19 days. The median total hospitalization costs for a VAP patient is approximately $198,000. Current SOC antibiotics for MRSA pneumonia is dominated by five antibiotics: Linezolid, Daptomycin, Vancomycin, Ceftaroline and Tigecycline, which combined have approximately 90% market share. There is a significant need for new anti-MRSA agents given the S. aureus resistance rate of 31% to 53%. We believe that the addition of AR-301 to SOC antibiotics has the potential to improve clinical outcome and could be effective in patients with MRSA infections.

Figure 2

Potential Addressable Patient Population of mAbs AR-301 and AR-320

	AR-301 Potential Addressable Patient Population	AR-320 Potential Addressable
	HAP/VAP	Patient Population
	(approximately)	(approximately)
US	251,600	280,000
EU	53,750	157,000
Japan	90,000	102,000

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

COVID-19 pandemic

The ongoing pandemic of coronavirus disease 2019 (COVID-19) is caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). Worldwide as of March 2023, more than 676 million cases have been confirmed, with more than 6.88 million deaths attributed to COVID-19. Symptoms of COVID-19 are highly variable, ranging from none to life-threatening illness. The virus spreads mainly through the air when people are near each other. Infection generally lasts for up to two weeks and transmission from an infected person occurs as they breathe, cough, sneeze, or speak. There are several highly efficacious vaccines that are marketed in different regions of the world. Regarding antiviral treatment, two monoclonal antibody-based therapies are available in the US, indicated for early use in cases thought to be at high risk of progression to severe disease. The antiviral remdesivir is also available as another treatment option. Because SARS-CoV-2 is expected to remain endemic for years to come, the above population remains at-risk of contracting COVID-19. Given the dominance of the Omicron variants, such as the XBB.1.5 variant, having rendered vaccines and mAbs less effective or ineffective, and the low vaccine booster coverage, the majority of the US population remains vulnerable to COVID-19 infection. Therefore, there is a substantial addressable patient population who will be in need of effective therapeutic intervention.

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

Our lead product candidate, AR-301 is a fully human mAb of IgG1, for the treatment of lung infections resulting from S. aureus including MRSA strains. We are developing AR-301 as an adjunctive therapy with SOC antibiotics to treat HAP and VAP. AR-301 was discovered by screening the B-cell immune response repertoire generated against S. aureus infection. It has received Fast-Track designation in the U.S., Orphan status in the EU and has completed the first of two planned Phase 3 pivotal trials.

AR-301 is targeted against S. aureus alpha toxin, which is a toxin produced by most S. aureus strains to cause destruction of human cells and tissues. In mouse models AR-301 is effective against S. aureus infections whether or not the bacteria are resistant to conventional antibiotics. We believe AR-301 has the potential to positively impact the outcome of S. aureus infections in patients by improving survival rates and/or shortening the duration of overall hospital stays, the length of time a patient requires mechanical ventilation, and/or the time a patient spends in the ICU.

Background and Mechanism of Action

AR-301 was discovered by screening B-cell lymphocytes from a patient with a confirmed S. aureus infection. AR-301 binds to alpha toxin with high affinity and prevents its assembly into an active complex, which prevents alpha toxin-mediated breakdown of cell membranes, or lysis, of erythrocytes, human lung cells and immune cells such as lymphocytes (see Figure 3 below). This prevention of killing of host cells, in turn, may protect the patient from further progression of pneumonia disease and systemic infections caused by S. aureus. During infection and active proliferation, S. aureus is metabolically more virulent, geared toward higher toxin production than during its more sessile colonization stage. In contrast to other programs targeting S. aureus colonization, AR-301 targets the active, disease-causing infection stage. There is no commercially available product that specifically neutralizes the pathogenic effects brought about by S. aureus toxins. We believe that this mechanism of action complements the bacterial killing properties of many conventional antibiotics, essentially neutralizing the bacterial toxins left behind following antibiotic-mediated killing. Additional indications for AR-301 may include any S. aureus infection, particularly surgical site infections, blood stream infections, endocarditis, and skin and soft tissue infections such as diabetic ulcers and non-healing wounds.

Figure 3

AR-301’s Mechanism of Action

Clinical Development Summary.

We completed a randomized, double-blind, placebo-controlled, active comparator, ascending dose Phase 2a clinical trial to assess the safety, tolerability, pharmacokinetics, efficacy and pharmacodynamics of a single intravenous administration of AR-301 plus SOC in patients with severe pneumonia caused by S. aureus (Francois, B. et al., 2018. Intensive Care Medicine 44(11):1787-1796). The SOC regimens were the physicians’ choice and were based on the individual clinical site’s prescribing practice. Forty-eight patients were enrolled in the study. This Phase 2a clinical trial included 31 sites located across Belgium, France, Spain, the United Kingdom, and the U.S. and was designed primarily to address the safety and pharmacokinetics of AR-301. The drug was generally well tolerated. In exploratory analysis of the VAP subgroup of 25 patients, numeric clinical improvement of antibody treated patients over placebo were observed in time to extubation. Additionally, patients treated with AR-301 exhibited trends toward a higher rate of microbiological eradication, and reduction in number of hospital or ICU days.

Our plan has been to conduct two pivotal clinical trials in pneumonia patients for regulatory approval in the U.S. and Europe. Prior to commencing the trials, we had reached concurrence with the FDA and EMA on a consolidated single primary endpoint, which included the components of mortality, ventilation requirements and signs and symptoms of pneumonia. We recently completed the first Phase 3 clinical trial, which is a randomized, double-blind, placebo-controlled active comparator AR-301 (20 mg/kg) plus SOC versus placebo plus SOC. AR-301 is being evaluated for the investigation of AR-301 intravenous for adjunct therapy in addition to standard-of-care for ventilator-associated bacterial pneumonia (VABP) caused by S. aureus. AR-301-002 is a superiority, double blind, randomized well controlled Phase 3 clinical trial that utilize a clinically significant endpoint of clinical cure at 21 days (n=174). In the overall mFAS population (n=120), a clinically meaningful improvement in clinical cure rate at day 21 of 11.3% (p=0.23) was observed. Clinical cure improvements were also observed when assessed at day 7, 14, and 28 post-treatment with AR-301. In the more vulnerable population of older than 65 years of age (n=48), which was a prespecified population in the study, a substantially larger improvement in clinical cure rate of ~3-fold to 33.6% at day 21 (p=0.056) was observed as compared to the improvement that was observed in the overall mFAS. This enhanced improvement in clinical cure was maintained when assessed at day 28 (37.9%, p=0.025) [see bar graph below]. The efficacy increase was primarily driven by the lower effectiveness of SOC antibiotics in the placebo cohort (a decrease from 57.6% in the overall population to 30.4% in the older adults). The decrease in antibiotic effectiveness in the older adult population has also been observed with other antibiotic trials in HAP/VAP (6-8). In the older adult population, there was no observable imbalance that favors the AR-301 treatment cohort in terms of MRSA or MSSA, in geographical territory, antibiotic treatment regimen, clinical severity (SOFA score), or mortality. The younger, <65 year old population also saw a positive improvement (12.5%) when treated with AR-301 (p=0.206). Furthermore, in the prespecified subpopulations of MRSA infected patients and in patients receiving sub-optimal antibiotics (defined as: not receiving anti-S aureus antibiotics that are effective against the infecting strain, and not administered for a minimum of 5 days), there was also a substantial efficacy improvement of 28.2% and 20.8%, respectively. Finally, the prespecified healthcare utilization analyses of the mFAS population showed a reduction in the median days on mechanical ventilation, days in the ICU, and days in the hospital of 2, 7, and 14, respectively, when treated with AR-301. A Phase 2a study of AR-301 in S. aureus HAP/VAP provided further supportive data of clinical efficacy trends (13).

AR-301 was generally well tolerated with no serious adverse events , or SAEs, related to the product candidate. The all-cause mortality rates in all patients were AR-301: 21/89 (23.6%) vs. SOC: 16/85 (18.8%) (p=0.367). These deaths were primarily associated with patients’ underlying conditions which brought the patient into the ICU. The all-cause mortality in the evaluable microFAS population were similar between the active (14/61; 23.0%) and placebo (14/59; 23.7%) groups (p=0.830). The mortality due to pneumonia was one (1/61 [1.6%]) patient in the AR-301 treated group compared to three (3/59 [5.0%]) patients in the placebo group among the population with confirmed S. aureus pneumonia.

The superior clinical improvement compared to SOC antibiotics alone, especially in the older adults >65 years, shows a clear advantage over the available antibiotic therapies. AR-301 showed a substantial and clinically meaningful effect on the underlying S. aureus infection and progression of VABP that is likely to have a sustained disease-modifying effect, especially in the older adult population. The safety data suggest that AR-301 also presents an important safety advantage compared to new combinations of antibiotics.

AR-320 or ‘suvratoxumab’ is a human immunoglobulin G1 kappa (IgG1κ) monoclonal antibody (mAb) with an extended half-life that binds alpha-toxin (AT) with high affinity and effectively blocks AT pore formation in target cell membranes. AR-320 shares a similar mechanism of action as AR-301. The nonclinical pharmacologic program for suvratoxumab includes studies evaluating the ability of suvratoxumab to bind and neutralize AT and determining the frequency of AT expression in S. aureus clinical isolates. Suvratoxumab binds AT with high affinity and effectively blocks AT pore formation in target cell membranes. The AT gene was present in 99% and expressed by 83% of approximately 1,200 clinical isolates tested. Suvratoxumab effectively neutralizes all AT sequence variants identified in these clinical isolates indicating its epitope is highly conserved. In vitro, AR-320 inhibits AT mediated rabbit red blood cell (RBC) and human lung epithelial, monocytic and keratinocyte cell line lysis.

Pharmacology studies were performed using the non-YTE (i.e., non half-life extended) version of suvratoxumab (known as LC10) because YTE mutations increase antibody half-life and exposure in mice, preventing the use of suvratoxumab directly in murine models. Other than the YTE modification in suvratoxumab, the sequences of suvratoxumab and LC10 are identical.

Prophylaxis with LC10 reduced disease severity in 3 murine infection models (dermonecrosis, pneumonia, and lethal bacteraemia/sepsis) and in rabbit and ferret pneumonia models. In the lethal S. aureus pneumonia model, LC10 significantly improved survival, preserved lung integrity, and reduced both bacterial load in lungs and bacterial dissemination to the kidneys. Efficacy of LC10 was demonstrated, both for prophylaxis and adjunctive treatment utilizing the lethal S. aureus murine pneumonia model, in both immunocompetent (Hua et al, 2014) and immunocompromised (Hua et al, 2015) mice. The LC10 serum EC90 in the murine pneumonia model was 211 µg/mL, and this value was set as the clinical target level for suvratoxumab in patients. LC10 also reduced lesion size and improved survival in the murine dermonecrosis and lethal bacteraemia/sepsis models.

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

Toxicokinetic (TK) analyses confirmed all monkeys were exposed to suvratoxumab and revealed the expected extended half-life of this molecule. An ex vivo AT-neutralization assay demonstrated pharmacodynamic activity of suvratoxumab in serum samples from monkeys administered suvratoxumab confirming that pharmacologically active concentrations of suvratoxumab were attained. As suvratoxumab is a mAb that binds to a bacterial target not expressed in healthy humans or healthy animals, no additional toxicology studies (including reproductive toxicity studies) are planned for suvratoxumab in accordance with International Council for Harmonisation (ICH) S6(R1) guidance for Preclinical Safety Evaluation of Biotechnology-Derived Pharmaceuticals

Clinical Development

The clinical development of suvratoxumab was aimed to support the target indication of prevention of nosocomial pneumonia caused by S. aureus is a pre-emptive approach, evaluating the effects of suvratoxumab in hospitalized patients with confirmed S. aureus colonization of the lower respiratory tract.

Suvratoxumab has been evaluated in two clinical studies, including a Phase 1 study in healthy adult volunteers and a Phase 2 study in mechanically ventilated patients at high risk for S. aureus infections. A single Phase 3 study was initiated to support the Marketing Authorization of suvratoxumab. As noted above, this trial is currently on hold.

Study CD-ID-MEDI4893-1133 was a Phase 1 randomized, double-blind, placebo-controlled, dose-escalation study to evaluate the safety and tolerability of suvratoxumab, administered as a single IV dose of 225, 750, 2250, or 5000 mg, compared to placebo in 33 healthy adult volunteers. Suvratoxumab exhibited linear and dose proportional serum pharmacokinetics (PK), with a half-life (t1/2) of 80-112 days, and no major safety findings were observed. PK analyses and simulations from this study served as the basis for advancing 2 dosages (2000 mg and 5000 mg) into Study CD-ID-MEDI4893-1139. The 2000 mg dose was selected as the likely efficacious dose because it was the lowest dose expected to maintain a serum AR-320 exposure above 211 μg/mL for 30 days. The 5000 mg suvratoxumab dose was selected to explore maximal efficacy in patients, and to ensure appropriate drug exposure in case there was significantly greater drug clearance in the mechanically ventilated ICU patients compared with the healthy volunteers, which would lead to the 2000 mg dose providing suboptimal exposure.

Study CD-ID-MEDI4893-1139 was a Phase 2, randomized, double-blind, placebo-controlled, single-dose, superiority design study evaluating the efficacy and safety of 2 dosages of suvratoxumab in mechanically ventilated subjects (Francois et al, 2021). These patients were in the ICU and deemed at high risk for S. aureus infections and were currently free of S. aureus-related disease but who were colonized with S. aureus in the lower respiratory tract.

Study enrolment was completed on April 1, 2018, when 767 patients were screened, of whom 213 patients with confirmed S. aureus colonization of the lower respiratory tract were randomly assigned to the suvratoxumab 2000 mg group (n=15), the suvratoxumab 5000 mg group (n=96), or the placebo group (n=102). The 2,000 mg group was discontinued per recommendation from the trial’s data monitoring committee. At 30 days after treatment, 17 (18%) of 96 patients in the suvratoxumab 5000 mg group and 26 (26%) of 100 patients in the placebo group had developed S. aureus pneumonia (relative risk reduction 31·9% [90% CI −7·5 to 56·8], p=0·17), as determined by an independent endpoint adjudication committee (Table 1). The incidence of treatment-emergent adverse events at 30 days were similar between the suvratoxumab 5,000 mg group (87 [91%]) and the placebo group (90 [90%]). The incidence of treatment-emergent serious adverse events at 30 days were also similar between the suvratoxumab 5000 mg group (36 [38%]) and the placebo group (32 [32%]). No significant difference in the incidence of treatment-emergent adverse events between the two groups at 90 days (89 [93%] in the suvratoxumab 5000 mg group vs 92 [92%] in the placebo group) and at 190 days (93 [94%] vs 93 [93%]) was observed. Forty (40%) patients in the placebo group and 50 (52%) in the suvratoxumab 5,000 mg group had a serious adverse event at 190 days. In the suvratoxumab 5,000 mg group, one (1%) patient reported at least one treatment-emergent serious adverse event deemed related to treatment, two (2%) patients reported an adverse event of special interest, and two (2%) reported a new-onset chronic disease.

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

Two prespecified analyses that were conducted were 1) a subgroup of subjects who are less than or equal to 65 years old and 2) impact on the 5 VAP bundles, which is a clinical outcome improvement assessment (i.e., elevation of the head of the bed, daily sedation vacation and readiness to extubate assessment, peptic ulcer disease prophylaxis, deep vein thrombosis prophylaxis, daily oral care with chlorhexidine). Aging is associated with immunosenescence, progressively reduced innate and adaptive immune response against infections, and a concomitant increased frequency of age-related diseases, inflammatory status and comorbidities such as neurodegenerative diseases, cancer, cardiovascular, and metabolic diseases (Crooke et al, 2019; Barbe-Tuana et al, 2020). As an anti-exotoxin, suvratoxumab does not directly mediate bacterial killing, rather, a competent host immune response is required for bacterial killing. Older patients, such as those > 65 years of age, may not have sufficient immune competency to eradicate the bacterial cells, and may derive less clinical benefits from AR-320 treatment. In the Phase 2 study, 83% of subjects >65 years of age had at least 1 comorbidity compared to 64% of subjects ≤ 65 years of age (including congestive heart failure, COPD, cerebrovascular disease, chronic liver disease, coronary artery disease, diabetes, hypertension, renal insufficiency, etc). Hypertension was the most frequently reported comorbidity, and was higher among >65 years of age (63%) vs those ≤ 65 years of age (44%). A ≤ 65 years old subgroup analysis was prespecified in a Phase 2 study. Results of the prespecified subgroup analyses of the primary endpoint are shown in Figure 1. Compared with placebo, suvratoxumab treatment was associated with a statistically significant reduction of S. aureus pneumonia in subjects ≤ 65 years of age (relative risk reduction [RRR] = 47·4%, 90%CI, 3·5% to 71·4%, P=0.075; Table 2) and in subjects who received all 5 VAP bundles during the course of MV, statistically significant relative risk reduction was achieved (RRR = 46·3%, 90%CI, 2.2% to 70.5%, P=0.075). Post hoc analysis also demonstrated a reduction of S. aureus pneumonia in suvratoxumab-treated subjects with a low S. aureus LRT colonization load (RRR = 66·7%, 90%CI, 21·3% to 86·2%, P=0.069) (Figure 1).

Figure 1. Results of Pre-Specified Subgroup Analyses

Note: Overall RRRs and 90% CI were calculated with Poisson regression with robust variance. Subgroup analyses were prespecified. Subgroup RRRs and 90% Cis were based on the unconditional CI on the ratio of proportions. Abx= antibiotics; CT= cycle threshold; RRR= relative risk reduction; VAP= ventilator-associated pneumonia. Subgroup analysis of S. aureus colonization load was done as a post-hoc analysis. Preventive VAP measures (bundles) were elevation of the head of the bed, daily sedation vacations and extubation readiness assessment, peptic ulcer disease prophylaxis, deep vein thrombosis prophylaxis and daily oral care with chlorhexidine.

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

Table 2. Efficacy Analysis on the Prespecified Subgroup of Subjects ≤ 65 years of age

		MEDI4893	Absolute	Relative Risk
EAC-Endpoint	Placebo	5000 mg	Risk	Reduction
Definition	N = 69	N = 59	Reduction	(90% CI)	P Value	NNT
S. aureus Pneumonia	20 (29.0%)	9 (15.3)%	13.7%	47.4% (3.5%, 71.4)%	0.075	7.3
S. aureus-Only Pneumonia	5 (7.2%)	0	7.2%	100% (33.5%, 100)%	ND	13.9
All-Cause Pneumonia	22 (31.9%)	10 (16.9)%	15%	46.8% (6.3%, 69.9)%	0.055	6.7
All-Cause Pneumonia or Death	29 (42.0%)	17 (28.8)%	13.2%	31.4% (-5.4%, 55.2)%	0.131	7.6

NNT = numbers needed to treat

The duration of healthcare resource utilization analyses (Table 3 and Table 4) suggested trends in reduction of HRU in the mITT, those ≤ 65 years old. In addition, the duration of HRU were also shorter in HRU duration among subjects who developed EAC S. aureus pneumonia.

Table 3. Duration of Healthcare Resource Utilization Analyses

	Overall Study Population			Subjects ≤65 Years of Age
	Placebo	Suvratoxumab	Days Saved/	Placebo	Suvratoxumab	Days Saved/
Health Resource	N=100	N=96	Subject	N=69	N=59	Subject
Hospital duration
Mean hospitalization duration (days)	37.9	35.2	2.7	39.1	30.3	8.8
ICU duration
Mean ICU duration (days)	20.5	18.5	2.0	20.0	16.7	3.3
MV duration
Mean MV duration (days)	15.3	14.2	1.1	14.6	12.7	1.9
Systemic Antibiotics
Mean antibiotic duration (days)	21.4	20.9	0.2	23.6	18.0	5.6

MV = mechanical ventilation

Table 4. Duration of All Cause Healthcare Resource Utilization Through Day 91 (mITT Population – Subjects with EAC-determined S. aureus Pneumonia)

			Days Saved/
		MEDI4893	Subject in
	Placebo	5000 mg	MEDI4893
Parameter	N = 26	N = 17	group
Duration of hospitalization (days)
n	26	17
Mean (SD)	42.2 (24.7)	33.3 (24.6)	8.9
Duration of ICU stay (days)
n	26	17
Mean (SD)	23.3 (17.5)	18.1 (10.3)	5.2
Duration of mechanical ventilation (days)
n	26	17
Mean (SD)	18.7 (16.9)	13.4 (6.2)	5.3
Duration of systemic antibiotic usage (days)
n	26	17
Mean (SD)	23.7 (19.0)	18.8 (15.1)	4.9

EAC = Endpoint Adjudication Committee; ICU = intensive care unit; mITT = modified intent-to-treat; SD = standard deviation.

In patients in the ICU receiving mechanical ventilation with PCR-confirmed S. aureus colonization of the lower respiratory tract, the incidence of S. aureus pneumonia at 30 days following treatment with 5000 mg suvratoxumab was lower than with placebo. These results support that mAbs represent a promising therapeutic option to reduce antibiotic consumption that require further exploration and studies.

We recently initiated the Phase 3 pivotal study, AR-320-003, which is a randomized, double-blind, placebo-controlled, single-dose study to evaluate the efficacy and safety of suvratoxumab in mechanically ventilated adults (≤ 65 years old) and adolescents for the prevention of nosocomial pneumonia caused by S. aureus. Approximately 564 subjects will be enrolled at 200 centers worldwide. Subjects were randomly assigned in a 1:1 ratio to receive a single IV dose of suvratoxumab (5,000 mg) or placebo. Randomization was stratified by age group (adults vs. adolescents), country, by whether or not subjects received systemic anti-S. aureus systemic antibiotic treatment, and by whether the subject has underlying COVID-19 infection. Following investigational product administration on Day 1, subjects will be followed through Day 91.

The primary endpoint for this study was the incidence of S. aureus pneumonia through 30 days after a single dose of suvratoxumab in mechanically ventilated subjects at risk for S. aureus pneumonia. It is anticipated that while a substantial number of mechanically ventilated subjects will continue to require mechanical ventilation throughout the 30-day post-dose period, a number of subjects will be weaned off the ventilator during this period.

As noted above, due to the abrupt termination of the commercial license by Medimmune (AstraZeneca), enrollment in AR-320-003 study was put on hold.

To complement our suite of targeted antibody product candidates, we are developing AR-501 (gallium(III) citrate) as an anti-infective therapy to manage both chronic lung infections in cystic fibrosis patients. AR-501 exhibits broad antimicrobial activity against antibiotic resistant gram-negative and gram-positive bacteria in free-living, or planktonic, and biofilm communities, as well as against non-tuberculosis mycobacteria and fungi. We believe AR-501’s unique combination of broad-spectrum antimicrobial activity against pathogens, lower propensity to develop resistance than inhaled TOBI (tobramycin) and Cayston (aztreonam), and less frequent dosing as compared to SOC, make it an ideal candidate for treatment of chronic polymicrobial infections, such as lung infections in cystic fibrosis patients. AR-501 has been granted Fast-Track and QIDP designations by the FDA.

To enhance delivery to the lungs and provide a simple method of administration, we are developing AR-501 as an inhaled formulation that can be administered conveniently with one of several commercially available liquid nebulization devices. We were awarded a development grant from the Cystic Fibrosis Foundation for up to approximately $7.5 million to develop an aerosolized formulation of AR-501 to manage bacterial lung infections in cystic fibrosis patients. We have produced good manufacturing practice, or GMP, clinical bulk drug that is ready for use in human clinical trials, and we have completed good laboratory practice, or GLP, toxicology studies. We believe that the novel characteristics of AR-501, namely broad-spectrum activity, lower propensity to develop resistance, and long half-life, may enable cystic fibrosis patients to avoid the current need for the intermittent “drug holidays” commonly employed with SOC drugs such as TOBI (tobramycin). The novel characteristics of AR-501 may also benefit patients with other infectious lung diseases such as chronic obstructive pulmonary disease, bronchiectasis, and pneumonia.

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

The Phase 1 portion of the clinical study in healthy adults has been completed and results were reported in 2020. The Phase 2a clinical study is initiated and enrollment was recently completed. We delivered top-line data in the first quarter of 2023.

The Phase 2a study of AR-501 enrolled 42 adults, ages 18–80, with CF and confirmed P. aeruginosa bacterial colonization to evaluate the safety and pharmacological properties of three (3) weekly doses of AR-501 administered as a liquid aerosol at 6.4mg (low dose cohort), 20mg (mid dose cohort), and 40mg (high dose cohort). Dose related increase in blood serum level of gallium was observed, reaching 0.6ug/mL AR-501 after the third inhaled dose at day 14 for the high dose cohort. Sputum levels of gallium, a surrogate for level in lung fluids, were well over 50 ug/mL, which is greater than 50-fold required to inhibit P. aeruginosa . Prior Phase 1 & 2 studies of 5-day continuous intravenous (IV) infusion of gallium resulted in statistically significant lung function improvements and reductions of P. aeruginosa in CF patients, despite low sputum uptake (~1ug/mL) and high blood serum exposures (2-3 ug/mL) [see Goss, CH et al. Sci Transl Med. 2018 September 26; 10(460). doi:10.1126/scitranslmed.aat7520]. The current pharmacokinetics data of inhaled delivery showed >10-fold higher respiratory uptake of gallium (AR-501) and ~5-fold lower blood serum exposure as compared to IV delivery.

Inhaled AR-501 was found to be well tolerated. The majority of adverse events (AEs) were non-serious and deemed not related to the study drug by the blinded study investigator. Most AEs were Grade 1 or Grade 2 in severity. Most common treatment emergent adverse events (TEAEs) were respiratory in nature (e.g., cough, throat irritation), with one Grade 3 TEAE of dry throat and cough that occurred in the first of the 3 inhaled doses. An independent data and safety monitoring board (DSMB) consisting of CF physicians has reviewed the safety data and authorized the escalation to the 80 mg (highest) dose cohort. Aridis received approval by the FDA and support from the CF Foundation to continue the study with the 80mg cohort to explore the drug candidate’s potential at a higher dose. Data from the highest cohort are expected in the second half of 2023.

AR-501’s once weekly inhaled formulation of gallium, given in either a single ascending dose or a multiple ascending dose regimen (5 weekly doses), was also found to be safe and well-tolerated in 48 healthy adults participating in the Phase 1 part of Aridis’ Phase 1/2a study (NCT03669614).

AR-501 has received Orphan Drug designation in the US and in Europe, Fast Track and Qualified Infectious Diseases Product (QIDP) designations from the US FDA as a potential treatment of CF-related lung infections.

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

Figure 9

Intraperitoneal (IP) or intranasal showed eradication of Omicron SARS-CoV-2 in the lungs of infected ACE2 mice and protection from mortality.

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

Our λPEXTM platform technology is also designed to discover new monoclonal antibody products directly from patients but extends beyond MabIgX’s utility in its B-cell screening capacity, with its ability to increase mAb productivity from existing mammalian production cell lines, and the involvement of a novel CHO based production cell line technology that differs from MabIgX’s usage of hybridoma cell line. APEX allows for the unbiased discovery of new and highly potent antibodies against pathogens and a methodology to maximize the production/yield of selected antibodies on a commercial scale. The platform technology is comprised of a silicon wafer-based array of nanoliter sized tissue microculture wells that enable rapid screening of antibody secreting cells, enabling discovery of potent antibodies against targets such as viruses within one day of a pandemic outbreak. It also features CRISPR (Clustered Regularly Interspaced Short Palindromic Repeats) gene editing enabled activation of endogenous genetic control elements that dramatically increase the yield of biotherapeutic drugs from manufacturing production cell lines, and a proprietary production cell line that is designed to rapidly manufacture multiple monoclonal antibody therapeutics at approximately half the manufacturing cycle time than current available manufacturing technologies. We have licensed the CRISPR gene editing technology from the Broad Institute of MIT and Harvard.

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

As of December 31, 2022, our patent estate includes approximately 98 issued patents (approximately 27 of which are in the U.S.) and approximately 58 pending patent applications (approximately 8 of which are in the U.S.), which we either own or for which we have an exclusive commercial license (either in its entirety or within our field of use), as is more fully described below.

AR-301: Anti-Staphylococcus aureus HLA alpha toxin mAb

Our AR 301 patent estate includes a patent family that we own related to AR 301 titled “Human Monoclonal Antibody against S. aureus derived alpha toxin and its use in treating or preventing abscess formation” which has a priority date of August 10, 2009. Issued claims include: composition of matter claims to a human mAb that binds to S. aureus alpha toxin and a cell line producing the antibody. Patents in this family have been issued in Europe, the U.S., Brazil, Canada, China, Israel, India, Japan, Korea and Russia. Issued patents are expected to expire in 2030, absent any patent term adjustments or extensions. The portfolio is complemented by a patent family in-licensed from University of Chicago and titled “Methods and Compositions related to Immunizing Against Staphylococcal Lung Diseases and Conditions.” This patent family includes twelve patents, which are granted in jurisdictions including Australia, Canada, China, Europe, Japan, Korea, and the U.S., and two patent applications that are pending in Hong Kong and the U.S. Patents in this family are expected to expire in 2028, absent any patent term adjustments or extensions.

AR-320: Antibodies That Specifically Bind Staphylococcus aureus Alpha Toxin and Methods of Use

Furthermore the portfolio is complemented by 4 patent families in-licensed from Astra Zeneca/Medimmune and titled “Antibodies That Specifically Bind Staphylococcus aureus Alpha Toxin and Methods of Use”. The patent family protecting the antibody (composition of matter)  has a priority date of February 08, 2011. Issued claims include: composition of matter claims to a human mAb that binds to S. aureus alpha .. Patents in this family have been issued in Australia, Bermuda, Brazil, Canada,  Europe, the U.S., China, Guernsey, Gibraltar, Hongkong, Jersey, Israel, India, Japan, Korea, Macao, Mexico, Russia and Singapore.  National patent applications are currently pending in Brazil, Europe, Hongkong, Mexico, Singapore. Issued patents are expected to expire in 2032, absent any patent term adjustments or extensions. In addition, there are three additional patent families covering methods of use, which are expected to expire in 2033, 2035 and 2040, respectively.

AR-501: Gallium citrate

Our AR 501 patent estate includes  two patent families,  one of which we own and one of which is in-licensed from the University of Iowa Research Foundation. These patents are directed to Gallium containing formulations for anti-infective indications and methods of using the same. These patent families include granted patents in Australia, China, Europe, Hong Kong, Japan, Mexico, New Zealand, South Africa, and the U.S. The in-licensed issued patents are expected to expire in 2024 and the patents that we own are expected to expire in 2030, absent any patent term adjustments or extensions.

AR-701: Anti-SARS-CoV-2 mAb

Our patent estate for AR 701 includes a two patent families titled “Human monoclonal antibodies to SARS-CoV2 and use thereof “ and “Human neutralizing antibodies against SARS-CoV-2 spike S2 domain and uses thereof” which have been in-licensed from University of Alabama. The provisional applications have a priority date of 03 September 2020 and 03 September 2021. PCT-applications have been filed in September 2021 and 2022, respectively.

AR-401: Anti-Acinetobacter baumannii mAb

Our patent estate for AR 401 includes a patent family titled “Novel targets of Acinetobacter baumannii” with priority to November 30, 2011. This family includes issued patents in Australia, China, Europe, Japan and the U.S. A patent application is pending in Canada. Claims in these patents and applications include those directed to certain vaccine compositions and to mAb against outer membrane protein targets. Patents in this family are expected to expire in 2032, and any patents that may issue from the pending patent application are expected to expire in 2032, absent any patent term adjustments or extensions.

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

Complementing the product specific patents is a pharmaceutical processing and formulation technology related portfolio comprising five patent families of which one was in-licensed. The patent families consist of nine national patents and patent applications on formulation and delivery technologies. The issued patents have expected expiration ranges between 2028 and 2038, and the pending patent applications are expected to expire between 2028 and 2040, absent any patent term adjustments or extensions. Claims in the patents are directed to formulation, stabilization, and delivery of pharmaceuticals.

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

To protect our rights to any of our issued patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and there can be no assurance that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to avoid infringing third-party patent and proprietary rights. Such a decision could even result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications.

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

The University of Iowa Research Foundation—Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with The University of Iowa Research Foundation (UIRF) relating to our AR-501 product candidate, which we entered into in 2010. The agreement granted to us is an exclusive, royalty-bearing license under its rights in methods relating to gallium containing compounds for the treatment of infections to make, use and sell products that are covered by such patent rights worldwide. The UIRF agreement also provided us the right to sublicense. UIRF retained the right and ability to grant right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government including the rights of United States Department of Veterans Affairs. We paid $25,000 to UIRF in connection with entering into the UIRF agreement.

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

Cystic Fibrosis Foundation Agreement

In December 2016, pursuant to a letter agreement between us and the Cystic Fibrosis Foundation, we received an award for up to $2.9 million from the Cystic Fibrosis Foundation to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. On November 26, 2018, pursuant to an amendment to the letter agreement, the Cystic Fibrosis Foundation increased the potential award to up to approximately $7.5 million. Under the award agreement, the Cystic Fibrosis Foundation will make payments to us as certain milestones are met. The award agreement also contains a provision whereby if we spend less on developing a potential drug utilizing inhaled gallium citrate anti-infective than we actually receive under this award agreement, we will be required to return the excess portion of the award to the Cystic Fibrosis Foundation. No liability related to this excess amount was recorded by us as of December 31, 2022 and 2021.

In the event that development efforts are successful and we commercialize a drug from these related development efforts, we may be subject to pay to Cystic Fibrosis Foundation a one-time amount equal to nine times the awarded amount. Such amount shall be paid in not more than five annual installments.

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

None of these events have occurred as of December 31, 2022.

Corporate Licensing Arrangements

MedImmune Limited – License Agreement

In July 2021, the Company executed the License Agreement with MedImmune pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2022. The due date was not enforced by the licensor and the $5.0 million liability remains unpaid as of December 31, 2022. It therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2022, and recorded as research and development expense within its consolidated statement of operations for the year ended December 31, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement was approximately $6.5 million (see Note 9) which the Company recognized as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet during the year ended December 31, 2021.

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

On March 20, 2023, we received written notice from MedImmune that it has terminated that certain License Agreement pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the on-going AR-320-003 Phase 3 clinical study has been put on hold. We do not agree that we are in material breach of the License Agreement.

Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement, we notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

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

SAMR agreed to exercise or waive this option by December 31, 2022. However, in order to exercise the option SAMR must first demonstrate, to our reasonable satisfaction, SAMR’s ability for manufacturing consistency of Limited License Products in conformance to all regulatory FDA and EMA requirements. SAMR acknowledges that is must meet expected timelines for the expected approval date for the first Licensed Product and will need to have completed a ready production facility within a specified timeline in order to allow sufficient time for demonstration of capacity and consistency and completion of Quality Agreements. SAMR had not exercised this option as of December 31, 2022.

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

On May 8th, 2023, we exercised the right of termination under Section 13.3(a) for nonfulfillment of development obligations under the contract, applicable to all products, therefore terminating the Agreement with SAMR.

Kenta Biotech Ltd.

We are a party to an asset purchase agreement with Kenta Biotech Ltd., (Kenta), a for profit corporation incorporated in Schlieren (Canton of Zurich, Switzerland). The asset purchase agreement contains a licensing arrangement based upon the worldwide out licensing or net sales of certain of Kenta’s physical assets, contracts and technology. Pursuant to such agreement, we were obligated to pay Kenta a fixed purchase price, which was fully paid during 2013 and 2014, and are obligated to pay a declining scale of royalties on gross licensing revenues from either out-licensing of the assets or net sales revenues actually received by us up to a maximum of $50 million.

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

Emergent Product Development Gaithersburg Inc.

We are party to a license agreement with Emergent Product Development Gaithersburg Inc. (Emergent), which we entered into in 2010. We granted Emergent an exclusive, perpetual, royalty-bearing license to use certain of our patents and related know how for the prevention or treatment of infection or illness caused by biodefense pathogens. We also granted a non-exclusive, royalty-bearing license to use certain of our patents and related know how for the prevention or treatment of tularemia and viral hemorrhagic fever indications. Both exclusive and non-exclusive licenses grant Emergent the opportunity to Exploit Licensed Products as defined in the Emergent Agreement in all of the countries of the world. There are currently no commercialized Exploit Licensed Products using this technology.

Emergent is obligated to pay us low single digit percentage royalties on net sales from their and their sublicensee’s sale of any commercialized licensed product, and certain other payments. The aggregate milestone payments that we are entitled to pursuant to the Emergent Agreement potentially total up to $2.8 million.

The term of the Emergent Agreement continues until expiration of all royalty obligations or until the agreement is terminated earlier. Emergent may terminate the agreement upon 60 days prior written notice. In addition, the Emergent Agreement terminates in the event the parties mutually agree to terminate the agreement.

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

Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA or, in the case of a biologic, the BLA unless compliance with current good manufacturing practices (cGMPs) is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.

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

Other Regulatory Requirements

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of therapeutic products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

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

Reimbursement may have an impact the demand for, and/or the price of, any product which obtains marketing approval. Even if coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of the products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

Employees

As of December 31, 2022, we had 37 employees, and engaged several consultants as needed to support our operations compared with 34 employees as of December 31, 2021. None of our employees are covered by a collective bargaining agreement. On March 31, 2023 the Company reduced its full-time employee headcount by seven. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2022, we reported a net loss of approximately $30.4 million. As of December 31, 2022, we had an accumulated deficit of $195.7 million.

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

The audit reports from our respective independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2022 and 2021 include an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, we have included disclosure in our consolidated financial statements expressing substantial doubt about our ability to continue as a going concern. We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued. Our cash and cash equivalents were approximately $1.5 million as April 30, 2023. In the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before June 30, 2023. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. Any failure or delay to secure such financing could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection (“Bankruptcy Protection”) under Chapters 7 or 11 of the United States Bankruptcy Code.

Our obligations to Streeterville are secured by a security interest in all of Aridis’s assets, so if we default on those obligations, Streeterville could foreclose on our assets.

Our obligations under the restructured secured promissory note issued to Streeterville Capital, LLC (“Streeterville”) are secured by a first-position security interest in all right, title, interest, claims and demands of Aridis in and to the property as provided in the Security Agreement, dated April 26, 2023 between Aridis Pharmaceuticals and Streeterville. As a result, if we default on our obligations under these agreements, Streeterville could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and could require us to reduce or cease operations.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our consumers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

Our license agreement with MedImmune may no longer be effective as a result of MedImmune’s termination notice.

On March 20, 2023, we received written notice from MedImmune that it has terminated that certain License Agreement pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the on-going AR-320-003 Phase 3 clinical study has been put on hold. We do not agree that we are in material breach of the License Agreement. In the event the License Agreement is no longer effective, all rights and licenses granted by MedImmune pursuant to the License Agreement would terminate and we would be required pursuant to the License Agreement to take certain actions to return intellectual property and drug product to MedImmune. The termination of the AR-320 program pursuant to any termination of the License Agreement may have a material adverse effect on our business, financial condition and results of operations.

Available cash resources may be insufficient to provide for our working capital needs.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. Our future capital requirements will depend on many factors, including, among others:

●	the scope, rate of progress, results and costs of our preclinical and non-clinical studies, clinical trials and other research and development activities;

●	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

●	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, or New Drug Application, or NDA, that we file;

●	payments required with respect to development milestones we achieve under our in-licensing agreements, including any such payments to University of Chicago, University of Iowa, Brigham and Women’s Hospital, Inc., Brigham Young University, Public Health Service and Kenta Biotech Ltd., Massachusetts Institute of Technology-Broad Institute, University of Alabama at Birmingham Research Foundation, and Medimmune Ltd.;

●	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

●	the costs associated with commercializing our product candidates if they receive regulatory approval;

●	the cost and timing of establishing sales and marketing capabilities;

●	competing technological efforts and market developments;

●	changes in our existing research relationships;

●	our ability to establish collaborative arrangements to the extent necessary;

●	revenues received from any future products;

●	the ability to achieve and receive milestone payments for products licensed to collaborators; and

●	payments received under any future strategic collaborations.

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

We must be evaluated in light of the uncertainties and complexities affecting a pre-commercial biopharmaceutical company. We have not completed clinical development for any of our product candidates. Our five lead product candidates are AR-301, AR320, AR-501 and AR-101, and AR-701. We initiated a Phase 3 pivotal trial of AR-301 in VAP patients, AR-501 is in Phase 1/2a clinical testing and AR-101 is ready for Phase 2/3 pivotal testing. The Phase 3 clinical trial evaluating AR-320 for the prevention of VAP has been put on hold. We cannot be assured that our planned clinical development for our product candidates will be completed in a timely manner, or at all, or that we, or any future partner, will be able to obtain approval for our product candidates from the FDA or any foreign regulatory authority.

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

Clinical trials necessary to support an application for approval to market any of our product candidates have not been completed. Our, or our collaborators,’ current and future clinical trials may be delayed, unsuccessful, or terminated as a result of many factors, including, but not limited to:

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

We are currently unable to commit adequate financial resources to the development of a monoclonal antibody treatment for COVID-19, which may cause delays in or otherwise negatively impact our other development programs. Similarly resources committed to other development programs may negatively impact the financial resources available for our COVID-19 therapeutic development. In addition, our management and scientific teams have dedicated substantial efforts to our COVID-19 therapeutic development. As of the date of this report, we have 26 employees, which may make us more reliant on our individual employees and on outside contractors than companies with a greater number of employees. If we fail to attract and retain management and scientific personnel, we may be unable to successfully produce, develop and commercialize our therapeutic candidates.

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

The COVID-19 pandemic continues to impact on clinical trial enrollment worldwide. We have experienced slower enrollment of patients in our clinical trials due to the pace in which clinical sites were being initiated for enrollment and may experience similar difficulties in the future. In addition, AR-301 has been granted orphan drug designation for the treatment of S. aureus in the EU, and the low prevalence of such diseases relative to the total population may make it harder to identify patients to enroll. If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business.

Our product candidates are based on a novel technology, which may raise development issues we may not be able to resolve, regulatory issues that could delay or prevent approval, or personnel issues that may keep us from being able to develop our product candidates.

Our product candidates are based on our mAb technology and gallium-based anti-infective platforms. There can be no assurance that development problems related to our novel technologies will not arise in the future that will cause significant delays or that we will able to resolve.

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

We have received a Fast Track product designation for AR-301 and AR-320 and we may seek Fast Track designation for other of our current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the products no longer meet the designation conditions.

We may not be able to maintain orphan drug marketing exclusivity for our AR-501 and AR-301 product candidates in the United States and/or the European Union, and orphan drug marketing exclusivity may not be available for any of our other product candidates.

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

We have been granted orphan drug designation for our AR-501 and AR-301 drug candidates in the European Union, as well as orphan drug designation for our AR-501 drug candidate in the U.S. Although we may apply for orphan drug designation for other product candidates, we may develop in both the U.S. and EU, applicable regulatory authorities may not grant us this designation. In addition, even if such status is obtained for any other product candidate that we may develop, that exclusivity may not effectively protect the candidate from competition because other drugs, such as those with different active ingredients or molecular structures, can be approved for the same condition. Furthermore, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

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

Economic, political and social conditions resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. For example, our AR-320 clinical trial currently has planned clinical sites in Russia, Ukraine and Belarus. To the extent the conflict between Ukraine and Russia adversely impacts our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our AR-320 clinical trial, the timing for completing our AR-320 trial may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.

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

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and has affected our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic has affected the operations of the FDA and other health authorities, which has resulted in delays of reviews and approvals, including with respect to our product candidates. The evolving COVID-19 pandemic has impacted the pace of enrollment in our Phase 3 pivotal trial for AR-301 and our Phase 1/2a clinical trial for AR-501 during 2021 and could possibly extend longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to AR-301 and AR-501 or our other product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

Our research, development and manufacturing involve the controlled use of hazardous materials, chemicals, various active microorganisms and volatile organic compounds, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. For example, as a pharmacologically active material, any residual impurities in process-waste streams must be disposed of as hazardous waste. We are subject to laws and regulations enforced by the FDA, the Drug Enforcement Agency, foreign health authorities and other regulatory requirements, including the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our product candidates, and resulting waste products. Although we believe that our safety procedures for handling and disposing of such materials, and for killing any unused microorganisms before disposing of them, comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

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

While SABC is obligated to use its commercial best efforts to commercialize our products and product candidates in the Territory, we have limited contractual rights to direct its activities. Hepalink has the majority of the voting equity in SABC and has the right to designate three of five board seats. Therefore, Hepalink may have a greater influence in the commercialization efforts and other operations of SABC. In general, our joint venture with Hepalink subjects us to a number of related risks including that:

●	SABC may not commit sufficient resources to the marketing and distribution of our products in the Territory;
●	SABC may infringe the intellectual property rights of third parties, which may expose us to litigation and other potential liability;
●	as long as we remain a shareholder of SABC, any cash that we contribute to SABC may not be transferred back to us or converted into USD and thus, may only be used for goods and services in China;
●	disputes may arise among SABC, Hepalink and us that result in the delay or termination of the commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and;
●	SABC may not provide us with timely and accurate information regarding commercialization status or results, which could adversely impact our ability to manage our own commercialization efforts, accurately forecast financial results or provide timely information to our shareholders regarding our commercialization efforts in the Territory.

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

We also rely on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable or where patents have not been issued. For example, our manufacturing process involves a number of trade secret steps, processes, and conditions. Trade secrets and know-how can be difficult to protect. We attempt to protect our proprietary technology and processes, in part, with confidentiality agreements and assignment of invention agreements with our employees and confidentiality agreements with our consultants and certain contractors. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical studies or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

The stock market in general has recently experienced relatively large price and volume fluctuations. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.

Our cash could be adversely impacted if a financial institution with which we have deposits or other accounts fails.

Our cash and cash equivalents we use to satisfy our working capital and operating expense needs are held in accounts at various financial institutions. The balance held in deposit accounts often exceeds the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit or similar government deposit insurance schemes. Our cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which we hold our cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and taken into receivership by the FDIC. At that time, substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank and we could not access such accounts. While we were afforded full access to our accounts on March 13, 2023 as a result of action taken by the U.S. Department of the Treasury, the Federal Reserve and the FDIC under the systemic risk exception, there is no guarantee that the system risk exception will be relied upon to provide access to uninsured deposits and other assets in the future in the event of the closure of a financial institution, or that such access would be afforded in a timely fashion. Any loss of our cash or cash equivalents or any delay in our access thereto could, among other risks, adversely impact our ability to pay our operating expenses, result in breaches of our contractual obligations, or result in violations of federal or state wage and hour laws if we are unable to pay our employees on a timely basis.

Our 10% or more stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors and 10% or more stockholders, together with their respective affiliates, beneficially owned approximately 24.5% of our outstanding securities. Accordingly, this group of security holders will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval, including the election of our Board of Directors, future issuances of our securities, declaration of dividends and approval of other significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change-of-control of the Company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

Our ability to use our net operating loss carry-forwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

Net operating loss carryforwards allow companies to use past year net operating losses to offset against future years’ profits, if any, to reduce future tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

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

On September 29, 2022, we received written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that, for thirty consecutive business days, the market value of our Common Stock had closed below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “Market Value Rule”). We were provided an initial period of 180 calendar days, or until March 28, 2023 to regain compliance. Since we did not regain compliance by March 28, 2023, we received notification from Nasdaq that our Common Stock is subject to delisting. Upon receiving a delisting notice from Nasdaq, Nasdaq rules permit us to appeal to a hearing panel.

On March 10, 2023, we received written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that, for thirty consecutive business days, the market value of our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). We have a period of 180 calendar days, or until September 6, 2023 to regain compliance. If we are not in compliance by September 6, 2023, we may qualify for a second 180 calendar day compliance period. If we do not qualify for, or fail to regain compliance during the second compliance period, then the Nasdaq will notify us of its determination to delist its Common Stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel.

On March 29, 2023, Nasdaq informed the Company that it had not regained compliance with the Market Value Rule and that our securities will be delisted from The Nasdaq Capital Market on April 10, 2023, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company filed a request for a hearing before the Panel, which request stayed any delisting action by Nasdaq at least pending the issuance of the Panel’s decision following the hearing and the expiration of any extension period that may be granted by the Panel. The hearing was held on May 4, 2023. At the hearing, we presented our plan to evidence compliance with the Rule and requested an extension of time within which to do so. We are waiting to learn the Hearing Panel decision.

The Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “ARDS” at least pending the ultimate conclusion of the hearing process.

On April 19, 2023, we received written notice from Nasdaq indicating that Nasdaq had not received our Form 10-K for the year ended December 31, 2022 and this serves as an additional basis for delisting our securities from The Nasdaq Capital Market. Since we already had a hearing date of May 4, 2023 before the Hearings Panel for our failure to comply with the Market Value Rule, we needed to request a stay of the suspension of our securities pending a Hearings Panel decision. We requested a stay of the suspension pending the Hearings Panel decision.

On April 20, 2023, we received written notice from Nasdaq that due to the resignation of Craig Gibbs, Ph.D. from our board and audit committee on March 27, 2023, we no longer comply with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605. Pursuant to Nasdaq’s cure period, we are required to regain compliance by the earlier of our next annual shareholders’ meeting or March 27, 2024 or if the next annual shareholders’ meeting is held before September 25, 2023, then we must evidence compliance no later than September 25, 2023.

If we fail to obtain a positive result from the Hearings Panel or we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of our common stock could result in our common stock becoming a “penny stock” under the Exchange Act.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, we concluded that there was a material weakness in our internal control over financial reporting related to the restatement described elsewhere in this 2022 Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In the course of finalizing the audit of our financial statements for the year ended December 31, 2022, we with our independent auditors, identified a misapplication of GAAP that resulted in a restatement. The restatement results from the Company’s correction of its valuation using fair value option accounting of our Notes Payable. The correction reduces the valuation of the Notes Payable, which results in recognizing Other Comprehensive Income in accordance with the requirements of ASC 820, Fair Value Measurement (“ASC 820”). The correction in Notes Payable valuation using fair value option resulted in adjustments to Notes Payable - Current, Notes Payable – Long Term, and Other Comprehensive Income. The Company evaluated the adjustments to the Notes Payable valuation recorded during 2022 and 2021, and, after assessing the materiality of such adjustments, is restating its financial statements for each of the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 in the 2022 Form 10-K for the year ended December 31, 2022 (collectively, the “Prior Quarterly Financial Statements”). The Company concluded that the impact of the proposed accounting adjustments on the Company’s unaudited condensed consolidated financial statements for each of the year end and quarterly periods ended December 31, 2021 were not material to those financial statements.

While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness by hiring financial consultants and expect to hire additional senior accounting staff to complete the remediation by the end of 2023. We expect to incur additional costs to remediate this weakness, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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

The Restatement of the Prior Quarterly Financial Statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As discussed in Note 15, we reached a determination to restate our unaudited consolidated financial statements and related disclosures for the periods disclosed in those notes after it was determined under ASC 820 that our Notes Payable were over-valued as they did not factor credit risk into the fair value option valuation. As a result, the Company corrected the valuation of Notes Payable – Current and Notes Payable – Long Term, which resulted in adjustments to Other Comprehensive Income. The Company evaluated the proposed adjustments to the Notes Payable valuations recorded during 2022 and 2021, and, after assessing the materiality of such adjustments under ASC 820, is restating its financial statements for each of the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 in the 2022 Form 10-K for the year ended December 31, 2022 (collectively, the “Prior Quarterly Financial Statements”).

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are currently located in Los Gatos, California, where we occupy approximately 15,129 gross square feet of office and laboratory space under a lease that will expire in January 2026 with a three-year renewal option.

Item 3. Legal Proceedings

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in our company’s preferred stock in July 2017 which was prior to our initial public offering (IPO) in August 2018. The complaint alleges, among other things, that we breached our contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO . The plaintiff is asking for approximately $277,000 in compensatory damages, although in recent motion practice the plaintiff indicated that it wants the agreement between the parties to be rescinded and a return of the original purchase price of $531,686.85. Discovery has been completed and the parties filed competing motions for summary judgment on all claims. The Court heard oral argument on those motions on January 12, 2023. The parties now await the Court’s decision. We believe that all of the claims in the complaint are without merit and intend to defend vigorously against them.

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The Company filed a first amended complaint on July 18, 2022 asserting the same claims. The landlord has filed a cross-complaint for damage to property and attorneys’ fees. Discovery in the case is proceeding and no trial date has been set. At the recent case management conference, the court set a further case management conference for September 7, 2023.  The court advised the parties to mediate the dispute prior to the next case management conference and indicated that, if no settlement is reached prior to that conference, a trial date will be set.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 14, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol “ARDS”. Prior to that time, there was no public market for our common stock.

Stockholders

As of April 30, 2023, there were 72 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Overview

Restatement and Revision of Previously Issued Consolidated Financial Information

In this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued unaudited condensed consolidated statements of operations for the three months ended March 31, 2022, for the three and six months ended June 30, 2022 and for the three and nine months ended September 30, 2022; and condensed consolidated balance sheet for the three months ended March 31, 2022, for the six months ended June 30, 2022 and for the nine months ended September 30, 2022 (the “Prior Quarterly Financial Statements”), to reflect the restatement more fully described in Note 15 Restatement to the audited consolidated financial statements included in Part II, Item 8 to this Annual Report on Form 10-K. Within this Item 7, we revised our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022.

The financial information that has been previously filed or otherwise reported for the Prior Quarterly Financial Statements is superseded by the information in this Annual Report on Form 10-K. See Note 15 Restatement in the notes to the audited consolidated financial statements included in Part II, Item 8 to this Annual Report on Form 10-K for additional information on the restatement and the related financial statement impact.

Description of Aridis Pharmaceuticals

We are a late clinical development-stage biopharmaceutical company focused on the discovery and development of novel anti-infectives. A significant focus of ours is on targeted immunotherapy using fully human monoclonal antibodies, or mAbs, to treat life-threatening infections. mAbs represent an innovative treatment approach that harnesses the human immune system to fight infections and are designed to overcome the deficiencies associated with current therapies, such as rise in drug resistance, short duration of response, limited tolerability, negative impact on the human microbiome, and lack of differentiation among the treatment alternatives. The majority of our product candidates are derived by employing our differentiated antibody discovery platforms. Our proprietary product pipeline comprises fully human mAbs targeting specific pathogens associated with life-threatening bacterial infections, primarily nosocomial pneumonia, and viral infections such as COVID-19. Our proprietary product pipeline is comprised of fully human mAbs targeting specific pathogens associated with life threatening bacterial and viral infections, primarily hospital acquired pneumonia, or HAP, ventilator associated pneumonia, or VAP, cystic fibrosis, and COVID-19. Our clinical stage product candidates have exhibited promising preclinical data and clinical data.

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

Current clinical development activities are focused on AR-301, AR-320, AR-501. Our lead product candidates, AR-301 and AR-320, target gram positive bacteria S. aureus, a common pathogen associated with HAP, VAP, and a number of other life-threatening infections. AR-301 neutralizes the alpha toxin produced by gram-positive bacteria S. aureus and prevents alpha toxin mediated destruction of host cells and host immune response to the S. aureus infection. AR-301’s mode of action is independent of the antibiotic resistance profile of S. aureus, and it is active against infections caused by both methicillin-resistant S. aureus (“MRSA”) and methicillin-susceptible S. aureus (“MSSA”). AR-301 has exhibited promising data from a Phase 1/2a clinical study in S. aureus VAP patients (n=48 patients), showing consistent trends toward clinical benefits. A global Phase 3 trial to evaluate the therapeutic adjunctive treatment of AR-301 in S. aureus infected ventilator associated pneumonia patients has recently closed patient enrollment. Primary outcome measures of safety and tolerability of AR-301 were achieved.  Due to the limited sample size evaluated, statistical significance was not reached for the primary endpoint of clinical cure rate on Day 21 compared to antibiotics alone. However, in a prespecified older adults (>65 yrs) population, substantial improvement in the clinical cure rate of pneumonia that reached statistical significance at day 28 post-treatment with AR-301. The trial represents the first of two Phase 3 superiority clinical studies evaluating immunotherapy with a fully human mAb to treat acute pneumonia in the intensive care unit (ICU) setting.

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

On March 20, 2023, we received written notice from MedImmune that it has terminated that certain License Agreement pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the on-going AR-320-003 Phase 3 clinical study has been put on hold. We do not agree that we are in material breach of the License Agreement.

Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement, we notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

To complement and diversify our portfolio of targeted mAbs, we are developing a broad-spectrum small molecule non-antibiotic anti-infective agent gallium citrate (AR-501). AR-501 is being developed in collaboration with the Cystic Fibrosis Foundation (“CFF”) as a chronic inhaled therapy to treat lung infections in cystic fibrosis patients. AR-501 was granted Orphan Drug, Fast Track and Qualified Infectious Disease Product (“QIDP”) designations by the Food and Drug Administration (“FDA”) the European Medicines Agency (“EMA”) granted the program Orphan Drug Designation. AR-501 is being evaluated in a Phase 1/2a for the treatment of chronic lung infections associated with cystic fibrosis. In June 2020, we announced positive results from the Phase 1 portion of our Phase 1/2a clinical trial of AR-501 in which healthy subjects were enrolled. The FDA reviewed the Phase 1 study results and agreed that the study could proceed at all dose levels to the Phase 2a portion of the Phase 1/2a trial in adult subjects with cystic fibrosis (“CF”). Based on available blinded safety data of the on-going Phase 2a study, FDA also recently agreed with the Company’s proposal to include an additional higher dose cohort. The study’s primary and secondary endpoints of safety and pharmacokinetics (PK) were met. Three weekly inhaled doses of AR-501 at 6.4mg, 20mg, and 40mg dose levels were well tolerated in CF patients. No drug related serious adverse events (SAEs) were observed. The majority of treatment emergent adverse events (TEAEs) were respiratory in nature and mostly mild to moderate in severity. CF patients achieved high uptake of AR-501 in the respiratory tract, as measured by sputum concentrations, at levels that were >50-fold higher than required for inhibition of the target bacteria P. aeruginosa. Inhaled delivery achieved more than 10-fold higher respiratory uptake of gallium (AR-501) than past clinical studies of intravenous (IV) gallium which resulted in lung function improvement and P. aeruginosa reduction.

AR-701 is a cocktail of two fully human IgG1 mAbs discovered from screening the antibody secreting B-cells of convalescent SARS-CoV-2 infected (COVID-19) patients. The AR-701 cocktail neutralizes coronaviruses (CoV) using a distinct mechanism of action, namely inhibition of viral fusion and entry into human cells (AR-703) or blockage of virus binding to the human ‘ACE2’ receptor (AR-720). Each of the mAbs conferred strong protection against Omicron BA.1 infected animals when given either parenterally or by intranasal administration. On August 10, 2022, we announced that AR-701 was also shown to be effective in SARS-CoV-2 (COVID-19) infected macaque monkeys (non-human primates) when administered by inhalation.

As part of an ongoing grant from the Bill and Melinda Gates Foundation, we delivered proof-of-concept pre-clinical data to demonstrate prevention of influenza and SARS-CoV2 viral transmission using our inhaled formulation technology.

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Current clinical development activities are focused on AR-301 and AR-501. Our expenses and resulting cash burn during the year ended December 31, 2022 and 2021, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, preclinical development of AR-701 COVID-19 mAbs, the preparation of AR-320 for a phase 3 clinical trial that was be initiated in the first half of 2022 and the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $30.4 million and $42.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 we had approximately $5.6 million of cash, cash equivalents and restricted cash and had an accumulated deficit of approximately $195.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

We have not yet achieved commercialization of our products and have a cumulative net loss from our operations. We will continue to incur net losses for the foreseeable future. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities. Historically, our principal sources of cash have included proceeds from grant funding, fees for services performed, issuances of debt and the sale of our common and preferred stock. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development including our clinical trials and general working capital requirements.

We anticipate that our expenses will increase substantially if and as we:

●	continue enrollment in our ongoing clinical trials;
●	initiate new clinical trials;
●	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;
●	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;
●	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;
●	make milestone or other payments under our agreements, pursuant to which we have or will license or acquire rights to intellectual property and technology;
●	seek to maintain, protect, and expand our intellectual property portfolio;
●	seek to attract and retain skilled personnel;
●	incur the administrative costs associated with being a public company and related costs of compliance including director and officers liability insurance required to attract and retain Board members;
●	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts;
●	experience any delays or encounter issues with any of the above; and
●	risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic;
●	experience continued global disruptions associated with the conflict between Russia and Ukraine.

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

SAMR License Agreement

In September 2019, we entered into a License, Development and Commercialization Agreement (the “License Agreement”) with Serum AMR Products (“SAMR”). Pursuant to the License Agreement, we received upfront payments totaling $15 million, of which $5 million was received in July 2019 through the option agreement referred to above, and we may receive milestone payments and royalty-based payments from SAMR if certain milestones and sales levels as defined in the License Agreement are met.

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

On May 8th, 2023, we exercised the right of termination under Section 13.3(a) for nonfulfillment of development obligations under the contract, applicable to all products, therefore terminating the Agreement with SAMR.

CFF License Agreement

Under the Development Program Letter Agreement with CFF (the “CFF Agreement”), entered into in December 2016 and amended in November 2018 and December 2022 to support funding for the development of our Inhaled Gallium Citrate Anti-Infective program, we recognized revenue of approximately $1.4 million for the year ended December 31, 2022 and $0.5 million for the year ended December 31, 2021. We expect that any revenue we generate for the foreseeable future will fluctuate from period to period as a result of the timing of when performance obligations and variable consideration criteria under the contract are satisfied.

Kermode License Agreement

Under a product discovery agreement with Kermode Biotechnologies, Inc. (“Kermode”), entered into in February 2021 to fund the discovery of product candidates for African Swine Fever Virus (“ASFV”) with an option to include the discovery of product candidates for swine influenza virus (“SIV”). For the years ended December 31, 2022 and 2021, the Company recognized approximately $485,000 and $465,000, respectively, in revenue related to the Kermode Agreement. The Company has recorded the remaining portion of the nonrefundable upfront payment as a contract liability of approximately $285,000 to deferred revenue, current, as of December 31, 2022.

Gates Foundation License Agreement

On October 15, 2021, the Company entered into a Grant Agreement with the Bill and Melinda Gates Foundation (“Gates Foundation”). The goal of the Grant is to develop durable approaches to block the infection and transmission of pathogens. For the years ended December 31, 2022 and 2021, respectively, the Company recognized revenue of approximately $1.2 million and 546,000 from the Grant. The Company recorded a contract liability for the remaining consideration of approximately $183,000 to deferred revenue, current, on its consolidated balance sheet as of December 31, 2022.

Innovative Medicines Initiative Joint Undertaking Agreement

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

For research and development costs incurred at non-EU sites, we recognize these expenses as incurred. We recognized research and development expense of $5.0 million and $17.5 million at non-EU sites for the year ended 2022 and 2021, respectively.

For research and development costs incurred at EU sites, we recognize a liability for the 25% of these costs we are obligated to repay. This amount reflects gross expenditures incurred net of contributed services to be received from the IMI JU. Research and development expense of approximately $3.9 million and $0.2 million were incurred at EU sites for year ended December 31, 2022, and 2021 respectively. Of this gross expense amount, the EU has contributed services of 75%, or $2.9 and $0.1 million for the year ended December 31, 2022 and 2021, respectively. Thus, our liability presented on the accompanying consolidated balance sheet is $1.0 million and $0 as of December 31, 2022 and 2021, respectively, and are presented within Other Liabilities on the accompanying consolidated balance sheets.

In-kind contributions we make to the program will be expensed as R&D at their fair value when made. If the fair value of an in-kind contribution we make to the IMI JU differs from its carrying amount, we will recognize a gain or loss on disposition. No gain or loss on disposition was recognized for the year ended December 31, 2022.

The clinical trial to which our agreement with the IMI JU has been applied to, has been put on hold.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP.

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. Such estimates include those related to the evaluation of our ability to continue as a going concern, our best estimate of standalone selling price of revenue deliverables, useful life of long lived assets, classification of deferred revenue, income taxes, assumptions used in the Black Scholes Merton option pricing model to calculate the fair value of stock based compensation, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values, which we determine using the Black Scholes Merton option pricing model, on a straight-line basis over the requisite service period for the award. We account for forfeitures as they occur.

The Black Scholes Merton option pricing model incorporates various highly sensitive assumptions, including the fair value of our common stock, expected volatility, expected term and risk-free interest rates. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14 (“SAB Topic 14”). This decision was based on the lack of relevant historical data due to our limited historical experience. In addition, due to our limited historical data, the estimated volatility also reflects the application of SAB Topic 14, incorporating the historical volatility of comparable companies whose stock prices are publicly available. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as we have never declared or paid dividends and have no plans to do so in the foreseeable future.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. For the years ended December 31, 2022 and 2021, no income tax expense or benefit was recognized, primarily due to a full valuation allowance recorded against the net deferred tax asset.

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

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued. Therefore, this condition raises substantial doubt about our ability to continue as a going concern. Management’s plans were updated to evaluate different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, additional funding from current or new investors; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of our research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated. Therefore, this condition raises substantial doubt about our ability to continue as a going concern. See Note 1 to the Company’s Consolidated Financial Statements, “Going Concern” for further details.

Our estimated cash and cash equivalents were approximately $1.5 million as of April 30, 2023. We are currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before June 30, 2023. However, management is currently evaluating various cost reduction actions, including additional reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce our expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

As a result of our current liquidity position, management can provide no assurance that we will be able to obtain financing on acceptable terms, if at all. If financing is available, it may not be on favorable terms and may have a significant dilutive effect on our existing stockholders. In the event we are unable to secure financing sufficient to allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. See Part II, Item 1A. “Risk Factors” for further details.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - March 31, 2022

(In thousands, except share and per share amounts)

Restated

	Three Months Ended March 31, 2022
	As Previously Reported	Adjusted Balance	As Restated
Revenue:
Grant Revenue	$1,187	$-	$1,187
Operating expenses:
Research and Development	6,450	-	6,450
General and administrative	2,161	-	2,161
Total operating expenses	8,611	-	8,611
Loss from operations	(7,424)	-	(7,424)
Other income (expense):
Interest (expense), net	(248)	(134)	(382)
Other income, net	22	-	22
Gain on valuation of notes payable	-	250	250
Change in fair value of notes payable	(116)	68	(48)
Net loss	$(7,766)	$184	$(7,582)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592
Net loss per share to common stockholders, basic and diluted	$(0.44)	0.01	(0.43)

Net loss	$(7,766)	$184	$(7,582)
Other comprehensive income	-	84	84
Total comprehensive (loss) income	(7,766)	268	(7,498)

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022 (as restated)	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,187	$—	$1,187
Operating expenses:
Research and development	6,450	4,955	1,495
General and administrative	2,161	1,944	217
Total operating expenses	8,611	6,899	1,712
Loss from operations	(7,424)	(6,899)	(525)
Other income (expense):
Interest income, net	(382)	1	(383)
Other income	22	7	15
Gain on valuation of notes payable	250	—	250
Change in fair value of notes payable	(48)	—	(48)
Net loss	$(7,582)	$(6,891)	$(691)
Deemed dividends	—	(986)	986
Net loss available to common stockholders	$(7,582)	$(7,877)	$295
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592
Net (loss) income per share to common stockholders, basic and diluted	(0.43)	(0.44)	.01

Net loss available to common stockholders	$(7,582)	$(7,877)	$295
Other comprehensive income	84	—	84
Total comprehensive (loss) income	$(7,498)	$(7,877)	$379

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

Interest Expense, Net. Interest expense, net increased by approximately $383,000 from $1,000 income for the three months ended March 31, 2021 to $382,000 expense for the three months ended March 31, 2022. The expense increase for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 is primarily due to the original issue discount on the Note Purchase Agreement with Streeterville Capital, LLC .

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

Other Comprehensive Income. Other comprehensive income increased from $0 for the three months ended March 31, 2021 to $84,000 for the three months ended March 31, 2022. This relates to the change in credit risk calculated by our fair value option valuation for the Note Purchase Agreements with Streeterville Capital, LLC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - June 30, 2022

(In thousands, except share and per share amounts)

Restated

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated
Revenue:
Grant Revenue	$292	$-	$292	$1,479	$-	$1,479
Operating expenses:
Research and Development	6,348	-	6,348	12,798	-	12,798
General and administrative	1,681	-	1,681	3,842	-	3,842
Total operating expenses	8,029	-	8,029	16,640	-	16,640
Loss from operations	(7,737)	-	(7,737)	(15,161)	-	(15,161)
Other income (expense):
Interest income (expense), net	8	273	281	(240)	139	(101)
Other income, net	23	-	23	45	-	45
Gain on valuation of notes payable	-	-	-	-	250	250
Change in fair value of notes payable	(273)	588	315	(389)	656	267
Net (loss) income	$(7,979)	$861	$(7,118)	$(15,745)	$1,045	$(14,700)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592
Net loss per share to common stockholders, basic and diluted	$(0.45)	$0.05	$(0.40)	$(0.89)	$0.06	$(0.83)

Net (loss) income	$(7,979)	$861	$(7,118)	$(15,745)	$1,045	$(14,700)
Other comprehensive income	-	1,760	1,760	-	1,844	1,844
Total comprehensive (loss) income	$(7,979)	$2,621	$(5,358)	$(15,745)	$2,889	$(12,856)

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022 (as restated)	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$292	$—	$292
License revenue	—	33	(33)
Total revenue	292	33	259
Operating expenses:
Research and development	6,348	4,573	1,775
General and administrative	1,681	1,694	(13)
Total operating expenses	8,029	6,267	1,762
Loss from operations	(7,737)	(6,234)	(1,503)
Other income (expense):
Interest income, net	281	—	281
Other income	23	22	1
Gain on extinguishment of Paycheck Protection Program loan	—	722	(722)
Change in fair value of notes payable	315	—	315
Net loss	$(7,118)	$(5,490)	$(1,628)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592
Net loss per share to common stockholders, basic and diluted	(0.40)	(0.31)	(0.09)

Net loss	$(7,118)	$(5,490)	$(1,628)
Other comprehensive income	1,760	—	1,760
Total comprehensive (loss) income	$(5,358)	$(5,490)	$132

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

Other Comprehensive Income. Other comprehensive income increased from $0 for the three months ended June 30, 2021 to $1,760,000 for the three months ended June 30, 2022. This relates to the change in credit risk calculated by our fair value option valuation for the Note Purchase Agreements with Streeterville Capital, LLC.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022 (as restated)	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,479	$—	$1,479
License revenue	—	33	(33)
Total revenue	1,479	33	1,446
Operating expenses:
Research and development	12,798	9,528	3,270
General and administrative	3,842	3,638	204
Total operating expenses	16,640	13,166	3,474
Loss from operations	(15,161)	(13,133)	(2,028)
Other income (expense):
Interest expense, net	(101)	1	(102)
Other income	45	29	16
Gain on extinguishment of Paycheck Protection Program loan	—	722	(722)
Gain/ on valuation of notes payable	250	—	250
Change in fair value of notes payable	267	—	267
Net loss	$(14,700)	$(12,381)	$(2,319)
Deemed dividends	—	(986)	986
Net loss available to common stockholders	$(14,700)	$(13,367)	$(1,333)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592
Net loss per share to common stockholders, basic and diluted	(0.83)	(0.76)	(0.07)

Net loss available to common stockholders	$(14,700)	$(13,367)	$(1,333)
Other comprehensive income	1,844	—	1,844
Total comprehensive loss	$(12,856)	$(13,367)	$511

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

Interest Income (Expense), Net. Interest expense, net increased by approximately $102,000 from $1,000 for the six months ended June 30, 2021 to approximately $101,000 for the six months ended June 30, 2022. The increase was primarily due to debt servicing during the second quarter of 2022.

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

Change in Fair Value of Note Payable: Change in fair value of note payable increased by $267,000 for the six months ended June 30, 2022 compared to zero for the six months ended June 30, 2021. The increase was due to an updated fair valuation calculation for our outstanding debt.

Other Comprehensive Income. Other comprehensive income increased from $0 for the six months ended June 30, 2021 to $1,844,000 for the six months ended June 30, 2022. This relates to the change in credit risk calculated by our fair value option valuation for the Note Purchase Agreements with Streeterville Capital, LLC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - September 30, 2022

(In thousands, except share and per share amounts)

Restated

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated
Revenue:
Grant Revenue	$399	$-	$399	$1,878	$-	$1,878
Operating expenses:
Research and Development	6,118	-	6,118	18,916	-	18,916
General and administrative	1,693	-	1,693	5,535	-	5,535
Total operating expenses	7,811	-	7,811	24,451	-	24,451
Loss from operations	(7,412)	-	(7,412)	(22,573)	-	(22,573)
Other income (expense):
Interest income (expense), net	(27)	868	841	(267)	1,007	740
Other income, net	23	-	23	68	-	68
Gain on valuation of notes payable	-	-	-	-	250	250
Change in fair value of notes payable	(823)	2,195	1,372	(1,212)	2,851	1,639
Net (loss) income	$(8,239)	$3,063	$(5,176)	$(23,984)	$4,108	$(19,876)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592
Net loss per share to common stockholders, basic and diluted	$(0.47)	$0.17	$(0.30)	$(1.35)	$0.23	$(1.12)

Net (loss) income	$(8,239)	$3,063	$(5,176)	$(23,984)	$4,108	$(19,876)
Other comprehensive (loss) income	-	(104)	(104)	-	1,740	1,740
Total comprehensive (loss) income	$(8,239)	$2,959	$(5,280)	$(23,984)	$5,848	$(18,136)

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022 (as restated)	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$399	$515	$(116)
Operating expenses:
Research and development	6,118	19,842	(13,724)
General and administrative	1,693	1,699	(6)
Total operating expenses	7,811	21,541	(13,730)
Loss from operations	(7,412)	(21,026)	13,614
Other income (expense):
Interest income (expense), net	841	1	840
Other income	23	23	—
Change in fair value of notes payable	1,372	—	1,372
Net (loss) income	$(5,176)	$(21,002)	$15,826
Deemed dividends	—	(3,141)	3,141
Net (loss) income available to common stockholders	$(5,176)	$(24,143)	$18,967
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592
Net (loss) income per share to common stockholders, basic and diluted	(0.29)	(1.36)	1.07

Net (loss) income available to common stockholders	$(5,176)	$(24,143)	$18,967
Other comprehensive loss	(104)	—	(104)
Total comprehensive (loss) income	$(5,280)	$(24,143)	$18,863

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

Interest Income (Expense), Net. Interest expense, net increased by approximately $840,000 from $1,000 income for the three months ended September 30, 2021 to approximately $841,000 expense for the three months ended September 30, 2022. The increase is primarily due to prepayment premium paid on Streeterville loan ended September 30, 2022, as compared to the quarter ended September 30, 2021.

Other Income. Other income stayed constant for the three months ended September 30, 2022 and September 31, 2021 at approximately $23,000. The balance is primarily related to income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility.

Change in Fair Value of Note Payable: Change in fair value of note payable increased by approximately $1,372,000 for the quarter ended September 30, 2022, compared to zero for the quarter ended September 30, 2021. The increase was due to an updated fair valuation calculation for outstanding debt.

Other Comprehensive Income. Other comprehensive income decreased from $0 for the three months ended September 30, 2021 to ($104,000) for the three months ended September 30, 2022. This relates to the change in credit risk calculated by our fair value option valuation for the Note Purchase Agreements with Streeterville Capital, LLC.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022 (as restated)	2021	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,878	$548	$1,330
Operating expenses:
Research and development	18,916	29,370	(10,454)
General and administrative	5,535	5,337	198
Total operating expenses	24,451	34,707	(10,256)
Loss from operations	(22,573)	(34,159)	11,586
Other income (expense):
Interest income (expense), net	740	2	738
Other income	68	52	16
Gain on extinguishment of Paycheck Protection Program loan	—	722	(722)
Gain/loss on valuation	250	—	250
Change in fair value of notes payable	1,639	—	1,639
Net (loss) income	$(19,876)	$(33,383)	$13,507
Deemed dividends	—	(4,127)	4,127
Net (loss) income available to common stockholders	$(19,876)	$(37,510)	$17,634
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592
Net (loss) income per share to common stockholders, basic and diluted	(1.12)	(2.12)	1.00

Net (loss) income available to common stockholders	$(19,876)	$(37,510)	$17,634
Other comprehensive income	1,740	—	1,740
Total comprehensive (loss) income	$(18,136)	$(37,510)	$19,374

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

Interest Income (Expense), Net. Interest income, net decreased from $2,000 for the nine months ended September 30, 2021 to approximately $740,000 interest expense for the nine months ended September 30, 2022. The increase was primarily due to debt servicing during the nine months ended September 30, 2022.

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

Change in Fair Value of Note Payable: Change in fair value of note payable increased by $1,639,000 for the nine months ended September 30, 2022 compared to zero for the nine months ended September 30, 2021. The increase was due to an updated fair valuation calculation for our outstanding debt.

Other Comprehensive Income. Other comprehensive income increased from $0 for the nine months ended September 30, 2021 to $1,740,000 for the nine months ended September 30, 2022. This relates to the change in credit risk calculated by our fair value option valuation for the Note Purchase Agreements with Streeterville Capital, LLC.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Revenue:
Grant revenue	$3,091	$1,535	$1,556
Operating expenses:
Research and development	25,923	36,936	(11,013)
General and administrative	7,161	7,310	(149)
Total operating expenses	33,084	44,246	(11,162)
Loss from operations	(29,993)	(42,711)	12,718
Other (expense) income:
Interest (expense) income, net	(121)	(245)	124
Other income	93	74	19
Gain on extinguishment of Paycheck Protection Program loan	—	722	(722)
Change in fair value of notes payable	(350)	(33)	(317)
Net (loss) income	$(30,371)	$(42,193)	$11,822
Deemed dividends	—	(4,127)	(4,127)
Net (loss) income available to common stockholders	$(30,371)	$(46,320)	$7,695
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	18,777,335	12,291,600	6,485,732
Net loss per share, basic and diluted	(1.62)	(3.77)	2.15

Net (loss) income available to common stockholders	$(30,371)	$(46,320)	$7,695
Other comprehensive income	5,051	—	5,051
Total comprehensive (loss) income	$(25,320)	$(46,320)	$12,746

Grant Revenue. Grant revenue increased by approximately $1.6 million for the year ended December 31, 2022 primarily related to the recognition of revenue from the CFF, Gates Foundation and Kermode during 2022 and 2021.

Research and Development Expenses. Research and development expenses decreased by approximately $11.0 million to $25.9 million for year ended December 31, 2022 from $36.9 million for the year ended December 31, 2021 due primarily to:

●	a decrease of approximately $11.5 million due to a non-recurring charge in 2021 to in-license AR-320 rights from Medimmune;
●	a decrease of approximately $3.3 million for drug manufacturing expenditures and clinical trial oversight costs related to our clinical trial of AR-320 for prevention of nosocomial pneumonia; and
●	a decrease of approximately $1.2 million for costs associated with the development of AR-701 directed at multiple envelope proteins of the SARS-CoV-2 virus;

These decreases were partially offset by:

●	an increase of approximately $2.5 million for AR-320 phase 3 clinical start up activities;
●	an increase of approximately $2.0 million for the continuing conduct of the Phase 2a clinical trial evaluating AR-501 for the treatment of Cystic Fibrosis;
●	an increase of approximately $0.7 million in personnel, consulting and other related costs;

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.1 million to $7.2 million for the year ended December 31, 2022 from $7.3 million for the year ended December 31, 2021 due primarily to decreases in stock compensation expense, professional service fees, liability insurance, and Delaware franchise tax partially offset by an increase in personnel related costs.

Interest Income (Expense), Net. Interest expense decreased by approximately $174,000 to $121,000 for the year ended December 31,2022 from $245,000 for the year ended December 31, 2021. The expense is primarily due to our debt servicing of notes payable with Streeterville Capital, LLC.

Other Income. Other income in the year ended December 31, 2022, decreased by approximately $703,000 from $796,000 during the year ended December 31, 2021, primarily due to forgiveness of the $722,000 Paycheck Protection Program loan by the U.S. Small Business Administration. Additionally, other income from a sublease agreement we entered into with a tenant in March 2021 to sublet a small portion of our Los Gatos facility increased by approximately $19,000 to approximately $93,000 for the year ended December 31, 2022, from $74,000 for the year ended December 31, 2021.

Change in fair value of note payable. Change in fair value of note payable increased by approximately 317,000 to $350,000 for the year ended December 31,2022 from $33,000 for the year ended December 31,2021. The increase was due to an updated fair valuation calculation for outstanding debt.

Other Comprehensive Income. Other comprehensive income increased from $0 for the year ended December 31, 2021 to $5,051,000 for the year ended December 31, 2022. This relates to the change in credit risk calculated by our fair value option valuation for the Note Purchase Agreements with Streeterville Capital, LLC.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had approximately $5.6 million of cash, cash equivalents and restricted cash and had an accumulated deficit of approximately $195.7 million.

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

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $915,000 with an annual percentage interest rate of 5.13%. At December 31, 2022 the Company recognized approximately $519,000 as insurance financing note payable in its consolidated balance sheet.

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

In addition, upon the closing of the offerings, in consideration for the investor’s participation in the offering we agreed to amend, the investor’s existing warrants to purchase up to 2,473,778 shares of Common Stock at an exercise price of $5.00 per share issued on August 4, 2021 (collectively, the “Existing Warrants”), by reducing the exercise price of the Existing Warrants to $2.00 per share.

In December 2022, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation (CFF) in which we agreed to offer, issue and sell 5,168,732 shares of Common Stock, par value $0.0001. The per share offering price of the shares was $0.94. Additionally, CFF agreed to increase the amount of grant award to provide additional $0.2 million. When combining the equity purchase with the additional grant award, we received total proceeds of $5.0 million.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2022 and 2021. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. Our cash and cash equivalents were approximately $1.5 million as April 30, 2023. As described above under “Going Concern,” in the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before June 30, 2023. Management is currently evaluating various cost reduction actions, including possible reductions in our workforce and suspending research and development expenditures on one or more product candidates, in order to reduce our expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow us to continue to operate without financing.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(29,127)	$(22,936)
Investing activities	(82)	(530)
Financing activities	14,782	34,720
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,427)	$11,254

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $29.1 million for the year ended December 31, 2022, which was primarily due to our net loss of approximately $30.4.7 million, a decrease of approximately $2.9 million in accounts payables, and an increase of $1.0 million in accounts receivables offset by an increase of approximately $3.2 million in accrued liabilities and other, and non-cash charges of approximately $1.5 million related to stock-based compensation and approximately $0.5 million in depreciation and amortization.

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

Cash Flows from Investing Activities.

Cash used in investing activities was approximately $82,000 during the year ended December 31, 2022, net of asset impairment and purchase of lab equipment compared to cash used in investing activities of approximately $530,000 during the year ended December 31, 2021, due to improvements to our new leased facility and the purchase of lab equipment.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $14.8 million during the year ended December 31, 2022 was due to net proceeds received from issuance of common stock and common stock warrants of approximately $12.6 million, proceeds received from notes payable of approximately $5.0 million offset by $1.8 million for payments on note payable and $1.0 million for insurance financing payments.

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

Our future funding requirements will depend on many factors, including:

●	the progress, costs, results and timing of our clinical trials;
●	FDA acceptance, if any, of our therapies for infectious diseases and for other potential indications;
●	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
●	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;
●	the ability of our product candidates to progress through clinical development successfully;
●	our need to expand our research and development activities;
●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the effect of the COVID-19 pandemic on our business and operations;
●	our need and ability to hire additional management and scientific, medical and administrative personnel;
●	The effect of administrative costs associated with being a public company and related costs of compliance including director and officers’ liability insurance required to attract and retain Board members;
●	the effect of competing technological and market developments;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
●	the need to maintain compliance with the requirements of being a public company.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 and December 31, 2022 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2021 and December 31, 2022, our management with the participation of our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. We reached a determination to restate our unaudited consolidated financial statements and related disclosures for the periods disclosed in those notes after it was determined under ASC 820 that our Notes Payable were over-valued as they did not factor credit risk into the fair value option valuation. As a result, the Company corrected the valuation of Notes Payable – Current and Notes Payable – Long Term, which resulted in adjustments to Other Comprehensive Income. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have hired additional senior accounting staff and financial consultants in our efforts to remediate the identified material weakness.

We will continue to augment our team with third-party professionals with whom we consult regarding complex accounting applications. Utilizing these financial consultants will help us identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

In connection with the audit of our financial statements for the years ended December 31, 2021, we had a material weakness in our internal controls resulting from turnover in our accounting department. Our efforts to remediate the identified material weakness included the hiring of a replacement Vice President of Finance in November 2021 as well as hiring a Controller, a Senior Accounting Manager, and a Clinical Operations Controller in 2022. Additionally, we have increased utilization of external accounting consultants to advise on technical matters. With the hiring of these individuals, we have begun to rebuild and strengthen our accounting team and expect to continue to remediate this material weakness during 2023.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of our executive officers and directors.

Name	Age	Position(s)
Eric Patzer, Ph.D.	74	Executive Chairman of the Board of Directors
Vu Truong, Ph.D.	59	Chief Executive Officer, Chief Scientific Officer and Director
Fred Kurland	73	Chief Financial Officer
Dr. Hasan Jafri	56	Chief Medical Officer
John Hamilton	78	Director
Susan Windham-Bannister	73	Director

Eric Patzer, Ph.D, Executive Chairman of the Board of Directors. Dr. Patzer is one of our co-founders. He was appointed Chairman in May 2014 and served as President from 2003 through 2014. Prior to that, he was VP of Development at Aviron Inc. from 1996 to 2002. Prior to that, he was VP of Product Development at Genentech from 1981 to 1996. Dr. Patzer received his B.S. in Mechanical Engineering from the Pennsylvania State University and his Ph.D. in Microbiology from University of Virginia. We believe that Dr. Patzer possesses specific attributes that qualify him to serve as a member of our Board, including his experience in managing projects through the entire development process to regulatory approval, his longevity in the industry, and his intimate knowledge of our company, as he is a founder.

Vu Truong, Ph.D, Chief Executive Officer, Chief Scientific Officer and Director. Dr. Truong is one of our co-founders and our Chief Executive Officer and Chief Scientific Officer. He has served as our Chief Executive Officer, Chief Scientific Officer and head of R&D since 2003. He has more than 15 years of experience in biopharmaceutical drug development, having held positions of increasing responsibilities at Transform Pharmaceuticals Inc., GeneMedicine Inc., Aviron Inc. and MedImmune (sold to AstraZeneca). He received his Ph.D. in Pharmacology and Molecular Sciences at the Johns Hopkins University School of Medicine and his B.A. in Biochemistry from Brandeis University. We believe that Dr. Truong possesses specific attributes that qualify him to serve as a member of our Board, including his depth of scientific, operating, strategic, transactional, and senior management experience in our industry, his longevity in the industry, and his intimate knowledge of our company, as he is a founder.

Fred Kurland, Chief Financial Officer. Mr. Kurland has served as our Chief Financial Officer since June 2021 and served on our board of directors from August 2014 through July 2015. Mr. Kurland previously served as our Chief Financial Officer from 2015 to 2019. He is a seasoned financial executive with 40 years of experience in the pharmaceutical industry. Prior to joining us he was the Vice President, Finance, Chief Financial Officer and Secretary of XOMA Corporation from December 2008 through March 2015. Between 2002 and 2008 Mr. Kurland served as Chief Financial Officer of Bayhill Therapeutics, Inc., Corcept Therapeutics Inc. and Genitope Corp. From 1998 to 2002, he served as Senior Vice President and Chief Financial Officer of Aviron, which was acquired by MedImmune in 2001. From 1996 to 1998, Mr. Kurland was Vice President and Chief Financial Officer of Protein Design Labs, Inc., an antibody design company, and from 1995 to 1996, he served as Vice President and Chief Financial Officer of Applied Immune Sciences, Inc. He also held a number of financial management positions at Syntex Corporation, a pharmaceutical company acquired by Roche, including Vice President and Controller between 1991 and 1995. Mr. Kurland received his J.D. and M.B.A. from the University of Chicago and his B.S. in Business and Economics from Lehigh University.

Dr. Hasan Jafri, Chief Medical Officer. Dr. Jafri was appointed Chief Medical Officer in June 2020. He comes to the Company from AstraZeneca, where he most recently served as Senior Medical Director, Clinical Research and Development, Microbial Sciences, Clinical Head of Antibacterial mAb Program, and Coordinator of the European Public-Private COMBACTE-NET & COMBACTE-MAGNET consortia focused on antibacterial drug development supported by the Innovative Medicines Initiative (IMI). During his tenure at AstraZeneca, he led the clinical development of the anti-bacterial monoclonal antibodies within the Serious Bacterial Infections Franchise, including its Phase 2 programs MEDI4893 (anti-S. aureus alphatoxin mAb) and MEDI3902 (anti-P. aeruginosa Psl/PcrV mAb). He also served as the AstraZeneca representative on the Infection Control Strategic Governance Group (SGG), an industry committee tasked with advising the European Commission and IMI on R&D priorities. In addition to the antibacterial programs, Dr. Jafri has been a leader in respiratory syncytial virus (RSV) R&D. Dr. Jafri has over 25 years of experience in clinical practice and research, especially in the area of serious healthcare associated and community acquired infections, respiratory viral infections and invasive fungal infections (in immunocompromised and immunocompetent hosts), and biomarker and translational research. He has been involved in the design and conduct of multiple Phase 1-4 clinical studies to assess novel small and large molecules against bacterial, viral and fungal pathogens. Prior to joining AstraZeneca, Dr. Jafri served as a professor in the department of pediatric infectious diseases and the department of clinical science research at the University of Texas Southwestern Medical Center at Dallas. He was the Chief of Division of Clinical Pharmacology, director of the Pediatric Infectious Diseases fellowship program, and director of the NICHD Pediatric Pharmacology Research Center. Dr. Jafri has authored over 70 peer reviewed journal articles and presented over 100 original research abstracts at National and International Conferences.

John Hamilton, Director. Mr. Hamilton was appointed to our Board in June 2015. He served as a director and audit chair of three companies including Vermillion Inc. from 2008 to 2013, Anesiva, Inc. during 2009 and Encompass Funds from 2012 to 2015. From 1997 until his retirement in 2007, Mr. Hamilton served as Vice President and Chief Financial Officer of Depomed, Inc., a specialty pharmaceutical company focused on enhancing pharmaceutical products. Prior to that, from 1992 to 1996, he was the Vice President and Chief Financial Officer at Glyko Inc. From 1987 to 1992 Mr. Hamilton was Manager of Financial Planning and Analysis and then Treasurer at Chiron Corp. From 1985 to 1987 he was Vice President, Treasurer and Secretary of American Hawaii Cruises, Inc. From 1968 to 1985 he began his career in international banking with The Philadelphia National Bank and then Crocker National Bank. Mr. Hamilton is past member of the regional Board of Directors of the Association of Bioscience Financial Officers and is past-president of the Treasurers Club of San Francisco. Mr. Hamilton received his M.B.A. from the University of Chicago and B.A. in International Relations from the University of Pennsylvania. We believe that Mr. Hamilton possesses specific attributes that qualify him to serve as a member of our Board, including the depth of his financial, accounting and operating experience.

Susan Windham-Bannister, Ph.D., Director.   Dr. Windham-Bannister was appointed to our Board in June 2019. Dr. Windham-Bannister currently serves as President and CEO of Biomedical Growth Strategies., LLC and Managing Partner of Biomedical Innovation Advisors, LLC, a strategic advisory firm serving the healthcare industry which she founded with Dr. Harvey Lodish, co-founder of Genzyme. From 2008-2015, Dr. Windham-Bannister served as founding President and Chief Executive Officer of the Massachusetts Life Sciences Initiative, the brainchild of former Massachusetts Governor Deval Patrick where she led this $1 billion healthcare dedicated investment fund. Dr. Windham-Bannister is currently the Chair of the National Board of Directors of the Association for Women in Science (AWIS) and also serves on the Boards of St. Jude’s Children’s Hospital and Tufts Health Plan. She received a Doctorate in Health Policy and Management from the Florence Heller School at Brandeis University, and a Doctor of Science from Worcester Polytechnic Institute (honoris causa). Dr. Windham-Bannister was a Post-Doctoral Fellow at Harvard University’s John F. Kennedy School and a Fellow in the Center for Science and Policy (CSAP) at Cambridge University, Cambridge, England. She completed her doctoral work at the Heller School under a fellowship from the Ford Foundation. We believe that Dr. Windham-Bannister possesses specific attributes that qualify her to serve as a member of our Board, including her past experiences as Chair of the National Governing Board of the Association for Women in STEM, President and CEO of the Massachusetts Life Sciences Center (MLSC), Fellow in the Center for Science and Policy (CSAP) at Cambridge University, Cambridge, England, and having been recognized by the Boston Globe as one of the “10 Most Influential Women in Biotech”.

The following Board Diversity Matrix presents our Board diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by our directors.

Board Diversity Matrix as of April 30, 2023
Total number of directors	6
Part 1: Gender Identity	Female	Male	Non-Binary	Decline to Disclose
Directors	1	3	-	-

Part 2: Demographic Background	Female	Male	Non-Binary	Decline to Disclose
African American or Black	1	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	2	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+		-
Did Not Disclose Demographic Background		-

Family Relationships and Arrangements

There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings with another person pursuant to which any of our executive officers or directors were selected as an executive officer or director.

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

Board Composition and Election of Directors

The Board has four directors. Holders of common stock have no cumulative voting rights in any election of directors.

The directors are classified with respect to the time for which they shall severally hold office by dividing them into three classes, Class I, Class II and Class III, All directors shall hold office until their successors are elected and qualified, or until their earlier death, resignation, disqualification or removal, At each annual stockholders’ meeting, successors to the directors whose terms shall expire that year shall be elected to hold office for a term of three years, so that the term of office of one class of directors shall expire in each year. Except in the event of vacancies in the Board, directors shall be elected by a plurality of the votes cast at annual meetings of stockholders, and each director so elected shall hold office until the annual meeting at which their term expires and until his successor is duly elected and qualified, or until his earlier resignation or removal.

Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our Board has determined that Mr. Hamilton and Ms. Windham-Bannister do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of The Nasdaq Capital Market. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them, if any, described in the section titled “Certain Relationships and Related Person Transactions.”

Leadership Structure of the Board

Although we do not require separation of the offices of the Chairman of the Board and Chief Executive Officer, we currently have a different person serving in each such role - Dr. Patzer is our Executive Chairman, and Dr. Truong is our Chief Executive Officer. The decision whether to combine or separate these positions depends on what our Board deems to be in the long-term interest of stockholders in light of prevailing circumstances.

This arrangement has and will continue to allow our Chairman to lead the Board, while our Chief Executive Officer focuses primarily on managing the operations of the Company. The separation of duties provides strong leadership for the Board while allowing the Chief Executive Officer to be the leader of the Company, focusing on its customers, employees, and operations. Our Board believes the Company is well-served by this flexible leadership structure and that the combination or separation of these positions should continue to be considered on an ongoing basis.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. While our Board is responsible for monitoring and assessing strategic risk exposure, our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our Corporate Governance/Nominating Committee monitors the effectiveness of our corporate governance policies. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Corporate Governance/Nominating Committee, each of which operates under a charter that has been approved by our Board, and are available at https://investors.aridispharma.com/governance.

Our Board has determined that all of the members of the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating Committee are independent as defined under the applicable rules of The Nasdaq Capital Market, including, in the case of all of the members of our Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the Board considered the relationships that each director has with our company and all other facts and circumstances that the Board deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

Audit Committee. The Audit Committee is comprised of John Hamilton and Susan Windham-Bannister. Our Board has determined that John Hamilton is an audit committee financial expert, as defined by the rules of the SEC, and satisfies the financial sophistication requirements of applicable rules of The Nasdaq Capital Market. Mr. Hamilton is the chair of the Audit Committee.

Our Audit Committee is authorized to, among other things:

●	monitor our financial reporting process and internal control system and complaints or concerns relating thereto;

●	recommend, for shareholder approval, the independent auditor to examine our accounts, controls and financial statements and select, evaluate and if necessary replace the independent auditor;

●	consider and approve, if appropriate, major changes to our accounting principles and practices as suggested by the independent auditors or management;

●	establish regular and separate systems of reporting to the committee by management and the independent auditors regarding any significant judgments made in management’s preparation of the financial statements and the view of each as to appropriateness of such judgments and additional items as required under the Sarbanes-Oxley Act including critical accounting policies;

●	review with the independent auditors and financial accounting personnel, the adequacy and effectiveness of our accounting and financial controls;

●	review the financial statements contained in the annual report and quarterly report to shareholders with management and the independent auditors;

●	review with management any financial information, earnings press releases and earnings guidance filed with the SEC or disseminated to the public; and

●	review with management any financial information, earnings press releases and earnings guidance filed with the SEC or disseminated to the public; and

●	prepare the report of the Audit Committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Compensation Committee. The Compensation Committee is comprised of Susan Windham-Bannister and John Hamilton. Dr. Windham-Bannister is the chair of the Compensation Committee.

Our Compensation Committee is authorized to:

●	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;
●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
●	administer our stock incentive plans; and
●	prepare the report of the Compensation Committee that the rules of the SEC require to be included in our annual meeting proxy statement.
●	prepare the report of the Compensation Committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee is comprised of John Hamilton and Susan Windham-Bannister. Mr. Hamilton is the chair of the Corporate Governance/Nominating Committee.

Our Corporate Governance/Nominating Committee is authorized to:

●	develop and recommend the criteria to be used in screening and evaluating potential candidates or nominees for election or appointment as director;

●	establish and oversee a policy for considering stockholder nominees for directors, and developing the procedures that must be followed by stockholders in submitting recommendations;

●	monitoring and reviewing any issues regarding the independence of directors or involving potential conflicts of interest and evaluating any change of status or circumstances with respect to a director;

●	identify and nominate members of the Board;

●	develop and recommend to the Board a set of corporate governance principles applicable to our company; and

●	oversee the evaluation of our Board.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been an officer or employee of Aridis. None of the members were parties to any related party transaction with Aridis during the year ended December 31, 2022. None of our executive officers serves, or has served during the last fiscal year, as a member of the Board, Compensation Committee or other Board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid during the fiscal years ended December 31, 2022 and December 31, 2021 to our Chief Executive Officer and Chief Scientific Officer, Chief Financial Officer and Chief Medical Officer, who were our named executive officers as of December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Restricted Stock Unit Awards ($)(2)	Total ($)
Vu Truong, Ph.D.	2022	525,000	106,650	92,366	28,500	752,516
Chief Executive Officer and Chief Scientific Officer	2021	500,002	76,250	266,216	-	842,468
Hasan Jafri, M.D.	2022	439,361	120,000	8,413	19,000	586,774
Chief Medical Officer	2021	422,398	114,800	131,493	-	668,691
Eric Patzer, Ph.D.	2022	240,000	-	-	22,800	262,800
Executive Chairman	2021	137,652	-	-	-	137,652

(1)	The amounts reported in the option awards column represent the grant date fair value of the stock options granted to our named executive officers during 2022 and 2021 as computed in accordance with ASC 718. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the options.

(2)	The amounts reported in the restricted stock unit column represent the grant date fair value of the restricted stock units granted to our named executive officers during 2022 and 2021 as computed in accordance with ASC 718. Note that the amounts reported in this column reflect the accounting cost for these restricted stock units, and does not correspond to the actual economic value that may be received by our named executive officers from the units.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers as of December 31, 2022 regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2022. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2022. All equity awards included below were granted from our 2014 Equity Incentive Plan, or the 2014 Plan, unless otherwise noted below.

	Option Awards
Name and Principal	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Vu Truong, Ph.D.	77,908	-	2.89	3/6/2025	(1)
	23,373	-	12.96	12/4/2025	(2)
	77,908	-	13.16	10/20/2026	(3)
	116,861	-	17.01	1/26/2028	(4)
	48,780	8,333	8.20	2/21/2029	(5)
	142,887	-	8.20	2/21/2029	(5)
	50,000	-	5.24	4/3/2030	(6)
	53,340	-	6.25	5/12/2031	(7)
	-	7,363	1.06	6/7/2032	(8)
	80,997	-	1.06	6/7/2032	(8)
Hasan Jafri, M.D.	32,466	26,233	6.16	6/25/2030	(9)
	17,534	3,767	6.16	6/25/2030	(9)
	-	3,333	5.90	4/1/2031	(10)
	4,167	2,500	5.90	4/1/2031	(10)
	-	12,819	3.60	10/4/2031	(11)
	8,750	8,431	3.60	10/4/2031	(11)
	-	3,333	1.05	6/6/2032	(12)
	1,667	5,000	1.05	6/6/2032	(12)
Eric Patzer, Ph.D.	77,908	-	13.16	10/20/16	(3)
	38,954	-	9.63	9/22/2027	(13)

(1)	Grant date of March 6, 2015, vesting monthly in equal installments over 48 months, beginning on January 1, 2015.

(2)	Grant date of December 4, 2015, vesting monthly in equal installments over 48 months, beginning on the grant date.

(3)	Grant date of October 20, 2016, vesting monthly in equal installments over six months, beginning on September 1, 2016.

(4)	Grant date of January 26, 2018, vesting monthly in equal installments over 48 months, beginning on December 5, 2017.

(5)	Grant date of February 21, 2019, vesting monthly in equal installments over 48 months, beginning on February 20, 2019.

(6)	Grant date of April 3, 2020, vesting monthly in equal installments over 12 months, beginning on the grant date.

(7)	Grant date of May 12, 2021, vesting monthly in equal installments over 12 months, beginning on the grant date.

(8)	Grant date of June 7, 2022, vesting monthly in equal installments over 12 months, beginning on January 1, 2022.

(9)	Grant date of June 25, 2020, vesting 25% upon first anniversary of vesting commencement date and then monthly in equal installments over the remaining 36 months, beginning on June 15, 2020.

(10)	Grant date of April 1, 2021, vesting monthly in equal installments over 48 months, beginning on the grant date.

(11)	Grant date of October 4, 2021, vesting monthly in equal installments over 48 months, beginning on the grant date.

(12)	Grant date of June 6, 2022, vesting monthly in equal installments over 48 months, beginning on the grant date.

(13)	Grant date of September 22, 2017, vesting monthly in equal installments over 48 months, beginning on the grant date.

	Restricted Stock Unit Awards
Name and Principal	Number of Securities Underlying Unexercised Units: Exercisable (#)	Number of Securities Underlying Unexercised Units: Unexercisable (#)	Option Grant Price
Vu Truong, Ph.D.		30,000	$0.95	(1)
Hasan Jafri, M.D.		20,000	$0.95	(1)
Eric Patzer, Ph.D.		24,000	$0.95	(1)

(1) Grant date of December 5, 2022, with 50% of the RSUS vesting on June 5, 2023 and 50% vesting on December 5, 2023.

Director Compensation

Directors who are employees do not receive any fees or other non-equity compensation for their service on our Board. Our Board has granted equity awards from time to time to our non-employee directors as compensation for their service as directors. We also reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at Board and committee meetings.

Director Compensation Table

The following table sets forth information for the year ended December 31, 2022 regarding the compensation awarded to, earned by or paid to our non-employee directors in 2022:

Name	Director Fees ($)	Restricted Stock Unit Awards ($)(1)	Total ($)
Craig Gibbs, Ph.D. (2)	26,000	9,500	35,500
John Hamilton	31,000	9,500	40,500
Robert R. Ruffolo, Ph.D. (3)	23,000	9,500	32,500
Susan Windham-Bannister	28,000	9,500	37,500

(1)	The amounts reported in the restricted stock unit awards column represent the grant date fair value of the stock options granted to our non-employee directors during 2022 as computed in accordance with ASC 718. Note that the amounts reported in this column reflect the accounting cost for these restricted stock units, and do not correspond to the actual economic value that may be received by our directors from the units.
(2)	Dr. Gibbs resigned as a director on March 27, 2023.
(3)	Dr. Ruffolo resigned as a director on March 17, 2023.

Policy Prohibiting Hedging and Pledging

Our insider trading policy prohibits employees, advisors, officers, directors and consultants of the Company, members of their immediate families, and corporations, partnerships or similar entities which such persons influence or control (collectively, “Covered Persons”) from entering into hedging or derivative transactions, including purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities. Our chief compliance officer has the authority to grant exceptions to the prohibition against pledges where a Covered Person wishes to pledge Company securities as collateral for a loan (not including margin debt) and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 4, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. The percentage of shares beneficially owned is computed on the basis of 36,077,532 shares of our common stock outstanding as of April 4, 2023.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Dr. Eric Patzer(1)	818,994	2.3
Dr. Vu Truong(2)	1,425,103	3.9
Fred Kurland(3)	62,180	*
Dr. Hasan Jafri (4)	83,643	*

John Hamilton(5)	63,540	*

Susan Windham-Bannister(6)	43,500	*
All directors and officers as a group (6 persons)(7)	2,496,960	6.7
Five Percent Stockholders
Cystic Fibrosis Foundation	5,168,732	14.3

*	Less than 1%.

(1)	Includes 116,862 stock options which are currently exercisable or exercisable within 60 days of April 4, 2023.

(2)	Includes 687,750 stock options which are currently exercisable or exercisable within 60 days of April 4, 2023.

(3)	Includes 62,180 stock options which are currently exercisable or exercisable within 60 days of April 4, 2023.

(4)	Includes 78,543 stock options which are currently exercisable or exercisable within 60 days of April 4, 2023.

(5)	Includes 61,540 stock options which are currently exercisable or exercisable within 60 days of April 4, 2023.

(6)	Includes 43,500 stock options which are currently exercisable or exercisable within 60 days of April 4, 2023.

(7)	Includes 1,050,375 stock options which are currently exercisable or exercisable within 60 days of April 4, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are no transactions or series of similar transactions, since January 1, 2020 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of our average total assets at year-end for the last two completed fiscal years, and in which any of our director, executive officer, holder of more than 5% of our capital stock, promotor or certain control person or any member of their immediate family had or will have a direct or indirect material interest except for the following:

None

As a matter of policy, the Board reviews and determines whether or not to approve any transaction between the Company and its directors, director nominees, executive officers and greater than 5% beneficial owners and each of their respective immediate family members where the amount involved in the transaction exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of our average total assets at year-end for the last two completed fiscal years and the related party has or will have a direct or indirect interest in the transaction

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2022 by Baker Tilly US, LLP and for the fiscal year ended December 31, 2021 by Mayer Hoffman McCann P.C.:

	2022	2021
Audit Fees	$397,076	$369,369
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$73,697	$-
Totals	$470,773	$369,369

Audit Fees

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual consolidated financial statements, review of our interim consolidated financial statements, comfort letter and consent work performed by Baker Tilly US, LLP for 2022 and Mayer Hoffman McCann P.C. for 2021.

All Other Fees

All other fees include fees billed by our principal accountant for products and services not addressed in the other three categories above. The fees billed for 2022 are for agreed upon procedures performed by Baker Tilly France for grant verification purposes.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

Exhibit No.	Description
1.1	At-the-Market Sales Agreement dated January 19, 2022 by and between the Registrant and Virtu Americas LLC (filed with the Registrant’s Current Report on Form 8-K on January 19, 2022 and incorporated herein by reference).
3.1	Certificate of Incorporation of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Amendment No. 1 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 6, 2018 and incorporated herein by reference)
3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant, as amended (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
3.4	Bylaws of the Registrant (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
3.5	Certificate of Correction to Amended and Restated Certificate of Incorporation (filed with the Registrant’s Amendment No. 2 to its Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on August 8, 2018 and incorporated herein by reference)
4.1	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed with the Registrant’s Annual Report on Form 10-K on April 8, 2020 and incorporated herein by reference)
10.1@	Aridis Pharmaceuticals, Inc. 2014 Equity Incentive Plan (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.2#	Exclusive and Non-Exclusive Patent License Agreement between the Registrant and the Public Health Service, dated July 11, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.3#	License and Option Agreement by and between the Registrant and Brigham Young University, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.4#	License Agreement by and between the Registrant and The University of Iowa Research Foundation, dated October 22, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)

Exhibit No.	Description
10.5#	First Amendment to License Agreement, by and between the Registrant and The University of Iowa Research Foundation, dated January 10, 2017 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.6#	Exclusive Patent License Agreement by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated November 16, 2010 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.7#	First Amendment to Exclusive Patent License Agreement, by and between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 18, 2016 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.8#	Asset Purchase Agreement between the Registrant and Kenta Biotech Ltd., dated May 10, 2013 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.9#	Formulation Development Agreement between the Registrant and PATH Vaccine Solutions, dated June 1, 2007. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.10#	Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., dated December 30, 2016. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.11#	Co-exclusive License Agreement between The University of Chicago and the Registrant, dated June 13, 2017. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.12#	License Agreement by and between the Registrant and Emergent Product Development Gaithersburg, Inc., dated January 6, 2010. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.13	Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Registrant, dated February 11, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.14	Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Registrant, dated July 2, 2018. (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.15	License and Option Agreement, by and between Brigham Young University and the Registrant, dated July 29, 2005 (filed with the Registrant’s Registration Statement on Form S-1 (file no. 333-226232), filed with the SEC on July 18, 2018 and incorporated herein by reference)
10.16	Amendment to the Joint Venture Contract in respect of Shenzhen Arimab BioPharmaceutical Co., Ltd., by and between Shenzhen Hepalink Pharmaceutical Group Co. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.17	Amended and Restated Technology License and Collaboration Agreement, by and between Shenzhen Arimab BioPharmaceutical Co., Ltd. and the Company, effective August 6, 2018 (filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference)
10.18#	Amendment No. 1 to the Agreement between the Registrant and the Cystic Fibrosis Foundation Therapeutics, Inc., effective November 26, 2018 (filed with the Registrant’s Annual Report on Form 10-K/A on June 12, 2019 and incorporated herein by reference)
10.19†	Option Agreement for Exclusive Product and Platform Technology License between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 16, 2019 (filed with the Registrant’s Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)
10.20	Stock Subscription Agreement between Aridis Pharmaceuticals, Inc. and Serum International BV, dated July 19, 2019 (filed with the Registrant’s Current Report on Form 8-K on July 30, 2019 and on Form 8-K/A on August 12, 2019 and incorporated herein by reference)

Exhibit No.	Description
10.21†	License, Development and Commercialization Agreement between Aridis Pharmaceuticals Inc. and Serum AMR Products, entered into as of September 27, 2019 (filed with the Registrant’s Current Report on Form 8-K on October 2, 2019 and incorporated herein by reference)
10.22	Aridis Pharmaceuticals, Inc. 2014 Amended and Restated 2014 Equity Incentive Plan (filed with the Registrant’s Proxy Statement as Appendix A on April 17,2020 and incorporated herein by reference).
10.23	Promissory Note between the Registrant and Silicon Valley Bank dated May 1, 2020 (filed with the Registrant’s Current Report on Form 8-K on May 5, 2020 and incorporated herein by reference).
10.24	Form of Securities Purchase Agreement, dated October 13, 2020, by and between Aridis Pharmaceuticals, Inc. and the Purchasers (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).
10.25	Form of Series A Warrant (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).
10.26	Form of Series B Warrant (filed with the Registrant’s Current Report on Form 8-K on October 14, 2020 and incorporated herein by reference).
10.27	Office Lease dated October 14, 2020 by and between Aridis Pharmaceuticals, Inc. and Boccardo Corporation (filed with the Registrant’s Current Report on Form 8-K on October 20, 2020 and incorporated herein by reference).
10.28†	Exclusive License Agreement dated September 10, 2020 by and between Aridis Pharmaceuticals, Inc. and UAB Research Foundation (filed with the Registrant’s Quarterly Report on Form 10-Q on November 23, 2020 and incorporated herein by reference).
10.29	Form of Securities Purchase Agreement dated March 15, 2021 by and between Aridis Pharmaceuticals, Inc. and the Purchasers (filed with the Registrant’s Current Report on Form 8-K on March 15, 2021 and incorporated herein by reference).
10.30†	License Agreement between MedImmune Limited and Aridis Pharmaceuticals, Inc. dated as of July 12, 2021(filed with the Registrant’s Current Report on Form 8-K on July 19, 2021 and incorporated herein by reference).
10.31	Form of Common Stock Purchase Warrant (filed with the Registrant’s Current Report on Form 8-K on August 4, 2021 and incorporated herein by reference).
10.32	Form of Securities Purchase Agreement (filed with the Registrant’s Current Report on Form 8-K on August 4, 2021 and incorporated herein by reference).
10.33	Form of Secured Promissory Note (filed with the Registrant’s Current Report on Form 8-K on November 30 2021 and incorporated herein by reference).
10.34	Note Purchase Agreement dated as of November 23, 2021 (filed with the Registrant’s Current Report on Form 8-K on November 30, 2021 and incorporated herein by reference).
10.35	Security Agreement dated as of November 23, 2021 (filed with the Registrant’s Current Report on Form 8-K on November 30, 2021 and incorporated herein by reference).
10.36	Form of Warrant (filed with the Registrant’s Current Report on Form 8-K on October 5, 2022 and incorporated herein by reference).
10.37	Form of Securities Purchase Agreement (filed with the Registrant’s Current Report on Form 8-K on October 5, 2022 and incorporated herein by reference).
10.38	Form of Securities Purchase Agreement (filed with the Registrant’s Current Report on Form 8-K on December 12, 2022 and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Baker Tilly US, LLP
23.2	Consent of Mayer Hoffman McCann LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith

@	Indicates a management contract or any compensatory plan, contract or arrangement

#	Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of making such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: May 22, 2023	By:	/s/ VU TRUONG
Vu Truong
Chief Executive Officer, Chief Scientific Officer and
Director (Principal Executive Officer)

Dated: May 22, 2023	By:	/s/ FRED KURLAND
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

Signature	Title	Date

/s/ ERIC PATZER	Executive Chairman and Director	May 22, 2023
Eric Patzer

/s/ VU TRUONG	Chief Executive Officer, Chief Scientific	May 22, 2023
Vu Truong	Officer and Director (Principal Executive Officer)

/s/ FRED KURLAND	Chief Financial Officer (Principal Financial	May 22, 2023
Fred Kurland	Officer and Principal Accounting Officer)

/s/ JOHN HAMILTON	Director	May 22, 2023
John Hamilton

/s/ SUSAN WINDHAM-BANNISTER	Director	May 22, 2023
Susan Windham-Bannister

CONSOLIDATED FINANCIAL STATEMENTS

ARIDIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aridis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Aridis Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2022 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company expects to continue to incur negative cash flows from operations with limited sources of revenue and is therefore dependent on cash on hand and additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2022.

Irvine, California

May 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aridis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Aridis Pharmaceuticals, Inc. (“Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to continue to incur negative cash flows from operations with limited sources of revenue and is therefore dependent on cash on hand and additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2014 to 2022.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
April 13, 2022

Aridis Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,876	$18,098
Restricted cash	183	1,388
Accounts receivable	1,000	—
Other receivables	240	237
Contract costs	1,986	1,967
Prepaid asset	3,341	2,700
Total current assets	11,626	24,390

Property and equipment, net	730	1,357
Right-of-use assets, net	1,417	—
Intangible assets, net	17	22
Restricted cash, non-current	500	500
Contract costs, non-current	78	96
Other assets	327	431
Total assets	$14,695	$26,796

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,308	$5,240
Accrued liabilities	9,564	6,464
Lease liabilities	538	—
Deferred revenue	20,173	20,838
Note payable	519	696
Notes payable (at fair value)	3,781	—
Other liabilities	15	110
Total current liabilities	36,898	33,348

Deferred revenue, non-current	737	913
Lease liabilities, non-current	1,292	—
Note payable, non-current (at fair value)	—	5,282
Other liabilities	—	363
Total liabilities	38,927	39,906

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; shares issued and outstanding: 27,033,532 and 17,701,592 as of December 31, 2022 and 2021, respectively)	3	2
Additional paid-in capital	166,380	152,183
Accumulated other comprehensive income	5,051	—
Accumulated deficit	(195,666)	(165,295)
Total stockholders’ deficit	(24,232)	(13,110)
Total liabilities and stockholders’ deficit	$14,695	$26,796

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021
Revenue:
Grant revenue	$3,091	$1,535
Operating expenses:
Research and development	25,923	36,936
General and administrative	7,161	7,310
Total operating expenses	33,084	44,246
Loss from operations	(29,993)	(42,711)
Other (expense) income:
Interest (expense) income, net	(121)	(245)
Other income, net	93	74
Gain on extinguishment of Paycheck Protection Program loan	—	722
Change in fair value of note payable	(350)	(33)
Net loss	(30,371)	(42,193)
Deemed dividends	—	(4,127)
Net loss available to common stockholders	$(30,371)	$(46,320)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	18,777,335	12,291,600
Net loss per share, basic and diluted	$(1.62)	$(3.77)

Net loss available to common stockholders	$(30,371)	$(46,320)
Other comprehensive income	5,051	—
Total comprehensive loss	$(25,320)	$(46,320)

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

			Additional		Accumulated Other	Total Stockholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Dollars	Capital	Deficit	Income	(Deficit)
Balances as of December 31, 2020	10,065,727	$1	$114,420	$(123,102)	$—	$(8,681)
Issuance of common stock in registered direct offering, net of issuance costs	2,337,405	0	29,011	—	—	29,011
Issuance of common stock in connection with license agreement	884,956	—	6,460	—	—	6,460
Issuance of common stock for consulting services	5,000	—	33	—	—	33
Issuance of common stock upon exercise of warrants	3,647,556	1	3	—	—	4
Deemed dividends	759,389	—	—	—	—	—
Exercise of stock options	1,559	—	5	—	—	5
Stock-based compensation	—	—	2,251	—	—	2,251
Net loss	—	—	—	(42,193)	—	(42,193)
Balances as of December 31, 2021	17,701,592	$2	$152,183	$(165,295)	$—	$(13,110)
Issuance of common stock in registered direct offering, net of issuance costs	1,800,000	—	7,761	—	—	7,761
Issuance of common stock in exchange for equity	5,168,732	—	4,848	—	—	4,848
Issuance of common stock for consulting services	—	—		—	—	—
Issuance of common stock upon exercise of warrants	2,363,208	1	2	—	—	3
Stock-based compensation	—	—	1,479	—	—	1,479
Stock options issued in exchange for accrued liability	—	—	107	—	—	107
Net loss	—	—	—	(30,371)	—	(30,371)
Change in fair value – notes payable	—	—	—	—	5,051	5,051
Balances as of December 31, 2022	27,033,532	$3	$166,380	$(195,666)	$5,051	$(24,232)

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,371)	$(42,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487	435
Asset impairment	227	—
Stock-based compensation	1,479	2,251
Issuance of common stock in connection with license agreement	—	6,460
Issuance of shares in exchange for consulting services	—	33
Gain on extinguishment of Paycheck Protection Program loan	—	(722)
Non-cash debt issuance expense	—	250
Change in fair value of note payable	350	33
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	—
Other receivables	(3)	131
Prepaid asset	212	178
Other assets	104	56
Lease liabilities	(30)	—
Accounts payable	(2,932)	2,654
Accrued liabilities and other liabilities	3,191	5,349
Deferred revenue	(841)	2,149
Net cash used in operating activities	(29,127)	(22,936)
Cash flows from investing activities:
Purchase of property and equipment	(82)	(530)
Net cash used in investing activities	(82)	(530)
Cash flows from financing activities:
Proceeds from note payable	5,000	5,000
Proceeds from issuance of common stock and warrants, net	12,609	29,715
Payments on note payable	(1,800)	—
Net payments on financing of insurance premium	(1,030)	—
Proceeds from pre-funded warrant exercises	3	5
Net cash provided by financing activities	14,782	34,720
Net(decrease) increase in cash, cash equivalents and restricted cash	(14,427)	11,254
Cash, cash equivalents and restricted cash at:
Beginning of period	19,986	8,732
End of period	$5,559	$19,986
Supplemental cash flow disclosures:
Cash paid for taxes	$19	$2
Supplemental noncash investing and financing activities:
Right-of-use assets obtained with corresponding lease liability	$1,877	$—
Stock options issued in exchange for accrued liabilities	$107	$—
Financed insurance premiums, net	$519	$696
Deemed dividends	$—	$4,127

See accompanying notes to the consolidated financial statements.

Aridis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Aridis Pharmaceuticals, Inc. (the “Company” or “we” or “our” or “us”) was established as a California limited liability corporation in 2003. The Company converted to a Delaware C corporation on May 21, 2014. Our principal place of business is in Los Gatos, California. We are a late clinical development - stage biopharmaceutical Company focused on developing new breakthrough therapies for infectious diseases and addressing the growing problem of antibiotic resistance. The Company has a diversified portfolio of clinical and pre-clinical stage non-antibiotic anti-infective product candidates that are complemented by a fully human monoclonal antibody discovery platform technology. The Company’s suite of anti-infective monoclonal antibodies offers opportunities to profoundly alter the current trajectory of increasing antibiotic resistance and improve the health outcome of many of the most serious life-threatening infections particularly in hospital settings.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”). The consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Aridis Biopharmaceuticals, LLC and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting.

COVID-19

The COVID-19 pandemic has caused business disruption globally. The protracted COVID-19 pandemic has continued to have an impact on patient enrollment globally and the rate of clinical site activation. The extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s future financial condition or results of operations is uncertain.

Going Concern

The Company had recurring losses from operations since inception and negative cash flows from operating activities during the years ended December 31, 2022 and 2021. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected financial statement issuance date is in excess of the cash available on-hand. In March 2023, the Company raised $2.1 million in net proceeds through the sale of equity. We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued. Our cash and cash equivalents were approximately $1.5 million as of April 30, 2023. In the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on our before June 30, 2023.

The Company’s research and development expenses and resulting cash burn during the year ended December 31, 2022, were largely due to costs associated with the Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus (S. aureus) bacteria, the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis and the pre-launch activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP. Current development activities are focused on AR-301, and AR-501. We expect our expenses to continue in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our therapeutic candidates.

The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its clinical research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in March 2023 from equity proceeds, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Such estimates include those related to the evaluation of our ability to continue as a going concern, best estimate of standalone selling price of revenue deliverables, useful life of long-lived assets, classification of deferred revenue, income taxes, assumptions used in the Black Scholes Merton option pricing model to calculate the fair value of stock-based compensation, valuation of debt at fair value option, deferred tax asset valuation allowances, and preclinical study and clinical trial accruals. Actual results could differ from those estimates.

Concentrations

Credit Risk

The Company’s cash and cash equivalents are maintained at financial institutions in the United States of America. Deposits held by these institutions may exceed the amount of insurance provided on such deposits. Our cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which we hold our cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets.

Customer Risk

For the year ended December 31, 2022, three customers, each individually being 16%, 39% and 45% accounted for 100% of total revenue and for the year ended December 31, 2021, three customers, each individually being 34%, 36% and 30% accounted for 100% of total revenue. The customers are located in the United States. As of December 31, 2022 there was $1.0 million in accounts receivable due from one customer and there were no accounts receivable at the year ended December 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets which, in aggregate, represent the amount reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$4,876	$18,098
Restricted cash - current	183	1,388
Restricted cash - long-term	500	500
Total cash, cash equivalents and restricted cash	$5,559	$19,986

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company considers the credit worthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022 and 2021, there were no allowances for doubtful accounts. As of December 31, 2022 and 2021, there were $1.0 million and zero in accounts receivable, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There was approximately $227,000 in impairment of lab equipment reported on our Balance Sheet as of December 31, 2022 and reported on our Statement of Operations and Comprehensive Loss under research and development expense for the year ended December 31, 2022. There have been no such impairments of long-lived assets as of December 31, 2021.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e. costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether or not the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. Capitalized contract assets were $2.1 million at December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, there was no amortization of the contract assets and there have been no impairments as of December 31, 2022 and 2021.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its consolidated balance sheets at December 31, 2022 and 2021 (see Note 6).

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards based on the grant-date estimated fair values, which the Company determines using the Black Scholes Merton option pricing model, on a straight-line basis over the requisite service period for the award. The Company accounts for forfeitures as they occur.

The Black Scholes Merton option pricing model incorporates various highly sensitive assumptions, including the fair value of our common stock, expected volatility, expected term and risk-free interest rates. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14 (“SAB Topic 14”). This decision was based on the lack of relevant historical data due to our limited historical experience. In addition, due to our limited historical data, the estimated volatility also reflects the application of SAB Topic 14, incorporating the historical volatility of comparable companies whose stock prices are publicly available. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The dividend yield was zero, as we have never declared or paid dividends and have no plans to do so in the foreseeable future.

Modification of Warrants

A change in any of the terms or conditions of warrants is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over the fair value of the original warrant immediately before its terms are modified, measured based on the fair value of the shares and other pertinent factors at the modification date. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to equity offerings, the incremental change in fair value of the warrants are accounted for as equity issuance costs.

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

Fair Value Option

ASC 825-10, Financial Instruments, provides FVO election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

Comprehensive Loss

The Company recognized a gain of $5,051,000 in other comprehensive loss during the year ended December 31, 2022 related to the change in fair value of notes payable due to the change in instrument specific credit risk.

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

There have been no dividend shares issued for the year ended December 31, 2022. In March 2021 and in August 2021, the Company issued 124,789 and 634,600 dividend shares, respectively, to certain common stockholders with a fair value of approximately $986,000 and approximately $3.1 million, respectively, (see Note 9) which is included in the net loss available to common stockholders for the year ended December 31, 2021 in the below table.

For the years ended December 31, 2022 and 2021 there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following tables presents the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2022	2021
Numerator:
Net loss available to common stockholders	$(30,371)	$(46,320)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	18,777,335	12,291,600
Basic and diluted net loss per share	$(1.62)	$(3.77)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended
	December 31,
	2022	2021
Stock options to purchase common stock	2,111,379	1,905,459
Common stock warrants	13,786,404	3,592,905
Restricted stock units	376,165	—
	16,273,948	5,498,364

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

Recently Issued Accounting Pronouncements not yet adopted as of December 31, 2022

Accounting Standards Update (“ASU”) 2016-13

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The effective date of this update is for fiscal years beginning after December 15, 2022 and interim periods therein. Adoption of ASU 2016-13 as of January 1, 2022 did not not have a impact on the Company’s consolidated financial statements and disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the year ended December 31, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Recently Adopted Accounting Pronouncements

ASU 2016-02 - Accounting for Lease Obligation (“ASU 2016-02”)

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted this standard effective January 1, 2022, as required, retrospectively through a cumulative effect adjustment. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company not to reassess, under ASU 2016-02, prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected to utilize the short-term lease recognition exemption for all leases that qualify. This means, for those short-term leases that qualify, the Company will not recognize ROU assets or lease liabilities. The Company also elected to separate lease and non-lease components for facility leases. Adoption of this guidance resulted in the recognition of lease liabilities of $2.3 million, based on the present value of the remaining minimum rental payments under current leasing standards for the Company’s applicable existing office space operating lease, with corresponding ROU assets of $1.9 million as of adoption date on January 1, 2022.

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. Early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. Adoption of ASU 2020-06 as of January 1, 2022 did not have an impact on the Company’s consolidated financial statements and disclosures.

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

3. Fair Value Measurements

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
Liabilities measured at fair value on a recurring basis	Level 1	Level 2	Level 3	Total
Streeterville notes payable	—	—	3,781	3,781
Total liabilities measured at fair value	—	—	3,781	3,781

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Streeterville notes payable	—	—	5,282	5,282
Total liabilities measured at fair value	—	—	5,282	5,282

The change in the estimated fair value of the Level 3 liability is summarized below:

Year ended December 31, 2022
Streeterville Notes Payable
Beginning fair value of Level 3 liability	5,282
Borrowings on notes payable	5,000
Reayments	(1,800)
Change in fair value	850
Gain on valuation	(500)
Change in instrument specific credit risk	(5,051)
Ending fair value of Level 3 liability	3,781

Streeterville Note

The fair value of the Streeterville Note as of December 31, 2022 amounting to $3.8 million, was based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair value in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

The Company determined and performed the valuations of the Streeterville Note with the assistance of an independent valuation service provider. On a quarterly basis, the Company considers the main Level 3 inputs used as follows:

●	Discount rate for the Streeterville notes was determined using a comparison of various effective yields on bonds as of the valuation date.

●	Weighted probability of cash outflows was estimated based on the entity’s knowledge of the business and how the current economic environment is likely to impact the timing of the cash outflows, attributed to the different repayment features of the notes.

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement:

Range of Inputs
(risk free rate)
Unobservable Inputs	2022	2021
Risk free rate	2.1% - 4.7%	0.6% - 0.7%
Option adjusted spread	10.0%-10.0%	11.0%-15.0%
Illiquidity discount	2.5% - 2.5%	2.75% -3.75%
Concluded discount rate	4.75% - 8.5%	3.0% - 3.25%

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company has elected the fair value option for calculating the value of its Notes Payable and are classified as Level 3. The carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid assets and other current assets, other assets, accounts payable, accrued liabilities, and insurance financing note payable approximate fair value due to the short-term nature of these items.

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Lab equipment	$2,246	$2,390
Computer equipment and software	—	25
Leasehold improvements	527	527
Total property and equipment	$2,773	$2,942
Less: Accumulated depreciation and amortization	(2,043)	(1,585)
Property and equipment, net	$730	$1,357

Depreciation and amortization expense was approximately $482,000 and $430,000 for years ended December 31, 2022 and 2021 respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Licenses	$81	$81
Less: Accumulated amortization	(64)	(59)
Intangible assets, net	$17	$22

Amortization expense was approximately $5,000 for both years ended December 31, 2022 and 2021, respectively.

The estimated acquired intangible amortization expense for the next five fiscal years is as follows (in thousands):

Year ending December 31,
2023	5
2024	5
2025	5
2026	1
Thereafter	1
Total	$17

Licenses

University Licensing Agreements

The University of Iowa Research Foundation-Exclusive Patent License Agreement

We are party to an exclusive licensing agreement with The University of Iowa Research Foundation (UIRF). The UIRF agreement granted to us an exclusive, royalty-bearing license under its rights in methods relating to gallium containing compounds for the treatment of infections to make, use and sell products that are covered by such patent rights. The UIRF agreement also granted to us the right to sublicense. UIRF retained the right and ability to grant right to use such patent rights for academic and research purposes, and also to certain pre-existing rights of the U.S. government including the United States Department of Veterans Affairs. We also are obligated to pay UIRF low single digit percentage royalties on net sales from our and our sublicensee’s sale of any commercialized licensed product or process, and certain other payments. The aggregate milestone payments under the UIRF agreement potentially total up to $712,500. No milestones were met or accrued for during 2022. A milestone was met and $75,000 was accrued for as of December 31, 2021. We are responsible for diligently prosecuting and maintaining the licensed UIRF patent rights, at our sole cost and expense.

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

Corporate Licensing Agreements

MedImmune Limited - License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the S. aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment was due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2022 and 2021, and recorded as research and development expense within its consolidated statement of operations for the year ended December 31, 2021. The fair value of the 884,956 shares of the Company’s common stock issued in connection with the MedImmune License agreement is approximately $6.5 million (see Note 9) which the Company recognized as research and development expense within its consolidated statement of operations and additional paid-in capital within equity in its consolidated balance sheet during the year ended December 31, 2021.

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

On March 20, 2023, Aridis Pharmaceuticals, Inc. (the “Company”) received written notice from MedImmune Limited (“MedImmune”) that it has terminated that certain License Agreement by and between MedImmune and the Company dated as of July 12, 2021, and as amended by Amendment No. 1 to License Agreement, dated as of August 9, 2021 (the “License Agreement”), pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the on-going AR-320-003 Phase 3 clinical study has been put on hold. The Company does not agree that it is in material breach of the License Agreement.

Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement, the Company notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2022	2021

Research and development services	$9,000	$5,939
Payroll related expenses	456	416
Professional services and other	108	109
Accrued liabilities	$9,564	$6,464

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

For the years ended December 31, 2022 and 2021, the Company recognized approximately $0 in losses from the operations of the JV Entity, respectively. As of December 31, 2022 and 2021, the Company’s equity method investment in the JV Entity was $0.

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

Cystic Fibrosis Foundation Development Agreement

In December 2016, the Company received an award from the Cystic Fibrosis Foundation (“CFF”), which was executed under the Development Program Letter Agreement (the “CFF Agreement”), for approximately $2.9 million. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the Company as certain milestones defined in the agreement are met. The milestones relate to pre-clinical and clinical research activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount that the Company receives from the CFF. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the CFF. In November 2018, the CFF increased the award to approximately $7.5 million. In December 2022, the CFF further increased the award to approximately $7.6 million by adding the “Additional Award Amount” of $0.15 million with amendment no 2.

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

The Company determined that the consideration for the Phase 1 SAD clinical trial contract included several development-based milestones, which had been achieved as of the Adoption Date, totaling approximately $1.7 million, and the one development-based milestone in progress as of the Adoption Date of $1.0 million became probable during the quarter ended March 31, 2019. Additionally, the Company determined the consideration for the Phase 1 MAD clinical trial contract included one development-based milestone of $1.0 million which was achieved during the quarter ended June 30, 2020. The Company determined the consideration for the Phase 2a clinical trial contract totaled approximately $3.8 million which included four development-based milestones. With the increased grant funding in December, 2022, bringing the Phase 2a clinical trial contract total to approximately $3.9 million, CFF introduced an additional development-based milestone.

In December, 2022 the Company determined that one development-based milestone of $1.0 million had been achieved.

The Company determined as of December 31, 2022, the transaction price for the Phase 2a clinical trial contract was $3.0 million as achievement of the three development-based milestones was achieved during the year ended December 31, 2022. As of December 31, 2022, the amount of the remaining two development-based milestones could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining two milestones, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if those milestones were included in the transaction price.

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

For the year ended December 31, 2022, the Company recognized revenue of approximately $1.4 million from the CFF Agreement, mainly due to the achievement of the two development-based milestones related to the Phase 2a clinical trial in 2022. The Company recorded a contract liability for the remaining consideration of approximately $1,074,000 to deferred revenue, current, on its consolidated balance sheet as of December 31, 2022. For the year ended December 31, 2021, the Company recognized $524,000 in revenue from the CFF Agreement, mainly due to the achievement in 2021 of the first development-based milestone related to the Phase 2a clinical trial.

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

For the year ended December 31, 2022, the Company recognized revenue of approximately $1.2 million from the Grant Agreement, based on expenses incurred and paid to partners to assist with the research and development services. The Company reduced the contract liability for the remaining consideration to approximately $0.2 million in deferred revenue, current, on its consolidated balance sheet as of December 31, 2022.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At December 31, 2022 and 2021 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

The Company determined that the transaction price under the License Agreement was $19.6 million, consisting of the $15.0 million from upfront payments under the License Agreement and approximately $4.6 million from the equity allocation as noted above, which was allocated among the performance obligations and material promises based on their respective related standalone selling prices. The Company allocated the $19.6 million transaction price to the following: approximately $14.5 million to the licenses and know-how; approximately $0.1 million to the development support services; approximately $0.9 million to the research and development option; and approximately $4.1 million to the manufacturing rights option.

The Company determined that no performance obligations or material promises were satisfied as of December 31, 2022, and therefore, no revenue related to the License Agreement was recognized for the years ended December 31, 2022 and 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.9 million and $18.6 million to deferred revenue, current, and approximately $0.7 million and $0.9 million to deferred revenue, noncurrent, on its consolidated balance sheets as of December 31, 2022 and 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million is classified as current, and approximately $0.1 million is classified as noncurrent, as of December 31, 2022 and 2021.

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

As of December 31, 2022, the transaction price of the Kermode Agreement was $1,000,000, consisting of the non-refundable upfront payment of $500,000 and the two milestone payments totaling $500,000. Potential royalty payments were not included in the transaction price, as it was not probable that a significant reversal of cumulative revenue recognized would not occur if these amounts were included. At the end of each reporting period, the Company will update its assessment of whether the milestone payments and royalties are constrained by considering both the likelihood and magnitude of the potential revenue reversal.

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

For the year ended December 31, 2022, the Company recognized approximately $0.5 million in revenue related to the Kermode Agreement. Approximately $0.1 million in deferred revenue is recorded on its consolidated balance sheets as of December 31, 2022.

For the year ended December 31, 2021, the Company recognized approximately $465,000 in revenue related to the Kermode Agreement. The Company has recorded the remaining portion of the nonrefundable upfront payment as a contract liability of approximately $285,000 to deferred revenue, current, as of December 31, 2021.

7. Notes Payable

Note Purchase Agreement

On November 23, 2021, the Company entered into an agreement (“Note Purchase Agreement”) with Streeterville Capital, LLC (Lender), pursuant to which we issued to the Lender a secured promissory note (Note) in the aggregate principal amount of $5,250,000. Closing occurred on November 23, 2021 (Issuance Date). The Note carries an original issue discount of $250,000. The Note bears interest at the rate of 6% per annum and matures on November 23, 2023. Beginning on May 23, 2022, the Lender has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $450,000. Pursuant to the terms of the Note Purchase Agreement, the Company issued a second Note (collectively, the “Notes”) to the Lender on February 21, 2022 in the aggregate principal amount of $5,250,000 with terms substantially similar to the first Note except the maturity date is February 21, 2024. As of December 31, 2022, the Lender has exercised their right to redeem the Maximum Monthly Redemption Amounts and the Company has made four monthly payments for the first note of $495,000 including $450,000 paydown on the principal and $45,000 prepayment premium.

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

On September 30, 2022, the Company signed an amendment to promissory Note #2. Subject to certain provisions and so long as no Event of Default has occurred, then in addition to the three (3) deferral rights previously available, the Company shall have the right to exercise additional monthly deferrals until March 31, 2023 (each, an “Additional Deferral”). Each time Borrower exercises an Additional Deferral the Outstanding Balance will automatically be increased by 1.5%. As of December 31, 2022, the Company has not made any payments on Note #2.

Pursuant to the Note Purchase Agreement, the Company is subject to certain covenants, including the obligations to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of its common stock on a securities exchange; and (iii) avoid trading in its common stock from being suspended, halted, chilled, frozen or otherwise ceased. The Company was in compliance with all covenants as of December 31, 2022. On April 17, 2023, the Company was no longer in compliance as it didn’t meet the time filing of the annual report on 10-K. The Company has received a waiver from the lender for this covenant The Note is secured by the Company’s MabIgX assets.

The fair value measurement includes interest, at the stated rate, and this separate amount is not reflected in the consolidated statement of operations. The Company has recorded a liability of approximately $3.8 million for Note Payable (current) and $0 for non-current Note Payable for a total of approximately $3.8 million for both Notes, as of December 31, 2022.

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

The total premiums, taxes and fees financed is approximately $0.9 million with an annual interest rate of 5.129%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At December 31, 2022 the Company recognized approximately $0.5 million as insurance financing note payable in its consolidated balance sheet. At December 31, 2021 the Company recognized approximately $696,000 as insurance financing note payable in its consolidated balance sheet. The Company will pay the insurance financing through installment payments with the last payment due on May 14, 2023.

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

In May 2021, the Company received confirmation that the PPP Loan was forgiven by the SBA and was legally released from its financial obligation by the lender, SVB. As such, for the year ended December 31, 2021, the Company recognized in its consolidated statement of operations a gain on extinguishment of PPP Loan of approximately $722,000, which includes the PPP Loan principal of approximately $715,000 and accrued interest of approximately $7,000. At December 31, 2022 and 2021, the Company had no liabilities related to the PPP Loan recorded in its consolidated balance sheet.

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

The Company measured the fair value of the Common Stock and Pre-Funded Warrants based on the Company’s closing stock price on the date the August 2021 Purchase Agreement was entered into and the fair value of the Warrants was based upon a Black Scholes Merton option pricing model. The Black Scholes Merton option pricing model used the following assumptions: expected term of seven years, expected volatility of approximately 97%, risk-free interest rate of 0.96%, and dividend yield of 0%. The Company used the relative fair value method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants and the Warrants of approximately $22.6 million. The Company recorded approximately $4.4 million, $12.2 million and $6 million, which represented the relative fair value of the Common Stock, Pre-Funded Warrants and Warrants, respectively, to stockholders’ deficit within the Company’s consolidated balance sheet.

In December 2021, all of the Pre-Funded Warrants were exercised. A total of 3,647,556 shares of Common Stock were issued in exchange for approximately $4,000 in cash as a result of the exercise.

In October 2022, the Company entered into a Securities Purchase Agreement (the “October 2022 Securities Purchase Agreement”) with a certain institutional and accredited investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 1,800,000 shares of common stock, pre-funded warrants to purchase an aggregate of 5,407,208 shares of Common Stock (the “2022 Pre-Funded Warrants”), and unregistered warrants to purchase up to 7,207,208 shares of Common Stock (the “2022 Warrants”). Each Warrant is exercisable for one share of Common Stock. The common stock was issued for $1.11 per share which represents the per share public price on the date of issuance. The 2022 Pre-Funded Warrants were issued for $1.109 per warrant and include a $0.001 per share exercise price and the 2022 Warrants have an exercise price of $1.11 per warrant. The 2022 Pre-Funded Warrants are exercisable immediately and the 2022 Warrants are exercisable six months after the closing date. The 2022 Pre-Funded Warrants do not expire and the 2022 Warrants expire on April 7, 2028. The Company received gross proceeds of approximately $8.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $7.9 million (see Note 9)

The 2021 Pre-Funded Warrants and 2022 Pre-Funded Warrants (collectively, “the Pre-Funded Warrants”) were offered in lieu of shares of Common Stock to the Purchaser whose purchase of shares of Common Stock in the offerings would otherwise result in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the offerings. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. A holder (together with its affiliates) may not exercise any portion of the Warrant or Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Warrant or Pre-Funded Warrants, as applicable. The exercise price of the Warrants and the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and Pre-Funded Warrants. Each of the Warrants and the Pre-Funded Warrants may be exercised on a “cashless” basis under certain circumstances set forth in the Warrants and Pre-Funded Warrants agreements.

In connection with the October 2022 Securities Purchase Agreement, the Company entered into a Warrant Amendment (the “Warrant Amendment”) with the investor to amend the 2021 Warrants. Pursuant to the Warrant Amendment, the 2021 Warrants were amended, effective upon the closing of the October 2022 Securities Purchase Agreement, so that the amended warrants have a reduced exercise price from $5.00 per share to $2.00 per share. All other terms and provisions remain in full force and effect. On the date of the amendment, the Company calculated the fair value, using the Black Scholes Merton (“BSM”) option pricing model, of the 2021 Warrants immediately prior to the Warrant Amendment and immediately after the Warrant Amendment. On the date of the exchange, the 2021 Warrants were valued at $0.716 and $0.843, respectively, using the original and modified terms of the 2021 Warrants. The incremental change in fair value was deemed to be $314,170, which was included as equity issuance costs related to the October 2022 Securities Purchase Agreement. The BSM valuation model used the following assumptions:

	Original terms at October 5, 2022	Modified terms at October 5, 2022
Term (years)	7.0	7.0
Exercise price	$5.00	$2.00
Risk-free rate	3.96	3.96
Volatility	105.5%	105.5%
Dividend yield	-	-
Remaining contractual term	5.84	5.84

Number of 2021 Warrants	2,473,778	2,473,778
Value (per warrant)	$0.716	$0.843

The Company measured the fair value of the Common Stock and Pre-Funded Warrants based on the Company’s closing stock price on the date the 2021 Purchase Agreement and 2022 Purchase Agreement was entered into and the fair value of the 2021 Warrants and 2022 Warrants was based upon a BSM valuation model. The BSM valuation model used the following assumptions:

	2021 Warrants	2022 Warrants
Term (years)	7	5.5
Exercise price	$5.00	$1.11
Risk-free rate	0.96%	3.96%
Volatility	97.0%	105.5
Dividend yield	0.0%	0.0%

The Company used the relative fair value method to allocate the net proceeds received from the sale of the Common Stock, the Pre-Funded Warrants and the Warrants to stockholders’ equity (deficit) on the consolidated balance sheets as follows:

(in thousands)	2021	2022
Securities purchase agreement	$4,400	$1,100
Pre-Funded Warrants	$12,200	$3,300
Warrants	$6,000	$3,500

Total	$22,600	$7,900

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2022:

Warrant shares outstanding
Outstanding at December 31, 2021	3,592,905
Issued	12,614,416
Exercised	(2,363,208)
Cancelled	(57,709)
Outstanding at December 31, 2022	13,786,404

Exercisable at December 31, 2022	6,579,196

In January 2023, Armistice exercised 3,044,000 warrants to purchase common stock.

9. Common Stock

As of December 31, 2022, the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding warrants to purchase common stock	13,786,404
Shares reserved for exercise of outstanding options to purchase common stock	2,111,379
Shares reserved for restricted stock units	376,165
Shares reserved for issuance of future options	396,014
Total	16,669,962

Securities Purchase Agreement

In December 2022, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation (CFF) in which we agreed to offer, issue and sell 5,168,732 shares of Common Stock, par value $0.0001. The per share offering price of the shares was $0.94. Additionally, CFF agreed to increase the amount of grant award to provide additional $0.2 million. When combining the equity purchase with the additional grant award, we received total proceeds of $5.0 million.

On October 5, 2022, the Company entered into a securities purchase agreement (the “October 2022 Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 1,800,000 shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”) and pre-funded warrants to purchase an aggregate of 5,407,208 shares of Common Stock (the “Pre-Funded Warrants”), at a purchase price of $1.11 per share. Concurrently with the sale of the Shares and the Pre-Funded Warrants, pursuant to the Purchase Agreement, the Company also sold to the investor unregistered warrants to purchase up to an aggregate of 7,207,208 shares of Common Stock (the “Warrant”) in a private placement. The aggregate gross proceeds to the Company from the offerings were approximately $8 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants.

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

On March 20, 2023, we received written notice from MedImmune Limited (“MedImmune”) that it has terminated that certain License Agreement by and between MedImmune and us dated as of July 12, 2021, and as amended by Amendment No. 1 to License Agreement, dated as of August 9, 2021 (the “License Agreement”), pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the on-going AR-320-003 Phase 3 clinical study has been put on hold. We do not agree that we are in material breach of the License Agreement.

Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement, we notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

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

The Company had not sold any shares of common stock under the ATM Sales Agreement . The ATM Sales Agreement facility currently cannot be used without the Company updating certain required conditions that are expired. The Company presently has no plans to update such required conditions.

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

Stock option activity for the year ended December 31, 2022 is represented in the following table:

		Options/RSUs Outstanding
			Weighted-
	Shares Available	Number of	Average Exercise
	for Grant	Shares	Price Options
Balances at December 31, 2021	228,099	1,905,459	$8.47
Options authorized	750,000	—	$—
Options granted	(388,569)	388,569	$1.31
RSUs granted	(376,165)	376,165	—
Options cancelled	182,649	(182,649)	$6.30
Balances at December 31, 2022	396,014	2,487,544	$7.36

Additional information related to the status of options as of December 31, 2022 is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
				(in thousands)
Options outstanding	2,111,379	$7.36	6.55	$33
Options vested and exercisable	1,627,309	$8.59	5.88	$13

The Company estimated the fair value of options using the Black Scholes Merton option pricing model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the years ended December 31, 2022 and 2021 were estimated using the following assumptions:

	Years Ended
	December 31,
	2022	2021
Expected term (in years)	6.00	6.00
Expected volatility	99%	99% - 100%
Risk-free interest rate	1.72% - 3.76%	0.8% - 1.17%
Dividend yield	0%	0%

During the years ended December 31, 2022 and 2021, the Company granted options to purchase 388,569 shares 493,440 shares with a weighted-average grant date fair value of $1.31 and $3.68 per share, respectively. During the year ended December 31, 2022 the Company granted 376,165 restricted stock units with a grant date fair value of $0.95 per share and no restricted stock units were granted during the year ended December 31, 2021.

There were zero and 1,559 options exercised during the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0 and approximately $5,000, respectively.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Years Ended
	December 31,
	2022	2021
Research and development	$547	$687
General and administrative	932	1,564
Total	$1,479	$2,251

As of December 31, 2022, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $1.1million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.30 years.

11. Income Taxes

The Company has accumulated net losses since inception and has not recorded an income tax provision or benefit during the years ended December 31, 2022 and 2021.

A reconciliation between the statutory U.S. federal rate and the Company’s effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Federal income tax at statutory rate	$(6,377)	$(8,860)
State income tax, net of federal benefit	(435)	(759)
Foreign tax differential	1,621	1,345
State Rate change	43	(346)
Permanent differences	639	66
Tax credits generated in current year	(1,393)	(894)
FIN 48 reserve	348	224
Other	7	28
Valuation allowance change	5,547	9,196
	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (in thousands) are as follows:

	Year Ended
	December 31,
	2022	2021
Net operating loss carryforwards	$23,423	$22,603
Accruals and reserves	1,309	175
Stock based compensations	1,674	1,607
Research and development credits	3,737	2,692
Lease liability	419	—
ROU assets	(324)	—
Deferred revenue	1,484	1,454
Depreciation and amortization	2,356	—
Total	34,078	28,531
Valuation allowance change	(34,078)	(28,531)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions (in thousands) is as follows:

	December 31,
	2022	2021
Balance at the beginning of the year	$940	$705
Increase/(decrease) based on current year tax positions	364	235
Increase/(decrease) for prior year tax positions	(7)	—
Balance at the end of the year	$1,297	$940

Due to the existence of the valuation allowance, future changes in the Company’s liability for uncertain tax positions will not impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in its liability for uncertain tax positions in the next twelve months.

Tax Legislation subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company does not have a GILTI inclusion as the foreign subsidiaries are in loss positions in 2022.

Based on the available objective evidence, management believes it is more-likely-than-not that the deferred tax assets were not fully realizable as of December 31, 2022 and 2021. Accordingly, the Company has established a full valuation allowance against its deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was approximately $5.4 million and $9.2 million, respectively.

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $19.5 million that begin to expire in 2034. The Company also has federal net operating losses of approximately $70 million that arose after the 2017 tax year and will carryforward indefinitely. The Company has state net operating loss carryforwards of approximately $71.3 million that will begin to expire in 2034. At December 31, 2022, the Company has research credit carryforwards of approximately $4.2 million and approximately $975,000 for federal and California state income tax purposes, respectively. The federal credits begin to expire in 2034 and the state credits can be carried forward indefinitely.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. Any annual limitation may result in the expiration of net operating losses and credits before utilization. The Company may continue to experience ownership changes in the future as a result of the Company’s future expected equity financings and subsequent shifts in its stock ownership, some of which may be outside of its control.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized.

We have included the impact of this provision, which results in a deferred tax asset of approximately $2.3 million as of December 31, 2022.

The Company is subject to taxation in the United States, California, the Netherlands and China, and remains subject to possible examination by tax authorities in these jurisdictions for tax years dating back to 2014. The Company became subject to taxation in Maryland and North Carolina starting tax year 2020, and became subject to taxation in Colorado, Pennsylvania and South Carolina starting tax year 2021. The Company does not have any pending tax examinations. Following the Company’s adoption of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption.

12. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the years ended December 31, 2022 and 2021, the Company recorded approximately $51,000 and $75,000, respectively, as a reduction to operating expenses in the consolidated statements of operations and comprehensive loss for amounts reimbursed to the Company by the JV Entity under this arrangement. As of December 31, 2022 and 2021, the Company recorded approximately $5,000 and $43,000, respectively, in other receivables on the consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10 million (see Note 9). As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company. In September 2019, the Company and Serum AMR Products (“SAMR”), a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the” License Agreement”) (see Note 6).

The Company determined that no performance obligations or material promises were satisfied as of December 31, 2022 and 2021. Therefore, no revenue related to the License Agreement was recognized during the years ended December 31, 2022 and 2021. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.9 million and $18.7 million to deferred revenue, current, and approximately $0.7 million and $0.9 million to deferred revenue, noncurrent, on its consolidated balance sheets at December 31, 2022 and 2021, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million is classified as current, and approximately $0.1 million is classified as noncurrent, as of December 31, 2022 and 2021.

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

In October 2020, the Company entered into a lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five-year term with a three year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord which is classified as restricted cash, noncurrent, in the Company’s consolidated balance sheet.

As of January 1, 2022, the Company adopted ASC 842, Leases. The Company recognizes ROU assets and lease liabilities at the adoption date based on the present value of future minimum lease payments over the lease term. The discount rate used was the incremental borrowing rate of 6% in determining the present value of the future minimum lease payments. The Company recognized ROU assets of $1.9 million and lease liabilities of $2.3 million as of adoption date. As of December 31, 2022, the Company’s ROU assets and liabilities related to the Lease are as follows (in thousands):

ROU assets, net	$1,417

Current portion of lease liabilities (included in current liabilities)	538
Lease liabilities, less current portion	1,292
Total lease liabilities	$1,830

The future minimum lease payments for the new facility as of December 31, 2022 are as follows (in thousands):

Period ending:
Year ending December 31, 2023	$628
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Future minimum lease payments	1,997
Interest remaining	(167)
Total	$1,830

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. None of these events occurred as of December 31, 2022.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of December 31, 2022 and 2021, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings ongoing at December 31, 2022.

Legal Proceedings

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company’s preferred stock in July 2017 prior to the Company’s IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO. The plaintiff is asking for approximately $277,000 in compensatory damages, although in recent motion practice the plaintiff indicated that it wants the agreement between the parties to be rescinded and a return of the original purchase price of $531,686.85. Discovery has been completed and the parties filed competing motions for summary judgment on all claims. The Court heard oral argument on those motions on January 12, 2023. The parties now await the Court’s decision. We believe that the claims in this complaint are without merit and intend to continue to defend vigorously against them.

In September 2021, Cantor filed a complaint in the New York State Supreme Court against the Company alleging that it breached a letter agreement with Cantor and owes Cantor approximately $1.8 million, including attorney’s fees for a financing fee related to the Company’s equity offering in August 2021. The parties entered into a settlement agreement and release on December 15, 2021. The settlement amount was included in accounts payable on the consolidated balance sheet as of December 31, 2021, and paid in 2022.

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The Company filed a first amended complaint on July 18, 2022 asserting the same claims. The landlord has filed a cross-complaint for damage to property and attorneys ‘fees. Discovery in the case is proceeding and no trial date has been set. A further case management conference is scheduled for May 2, 2023.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million and in December 2022, the CFF increased the award to $7.6 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. The award agreement also contains a provision whereby if the Company spends less on developing a potential drug utilizing inhaled gallium citrate anti-infective than the Company actually receives under this award agreement, the Company will be required to return the excess portion of the award to the CFF. At the end of any reporting period, if the Company determines that the cumulative amount spent on this program is less than the cumulative cash received from the CFF, the Company will record the excess amount received as a liability. No liability related to this excess amount was recorded by the Company as of December 31, 2022 and 2021.

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

None of these events have occurred as of December 31, 2022.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and received two milestone payments of $250,000 each. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products. None of these events occurred as of December 31, 2022.

14. Subsequent Events

In March 2023, the Company entered into a definitive agreement for the issuance and sale of an aggregate of 6,000,000 shares of the Company’s common stock at a purchase price of $0.38 per share in a registered direct offering. The gross proceeds to the Company from the offering were $2.28 million, before deducting the placement agent’s fees and other offering expenses payable by the Company.

In April 2023, the Company entered into a Note Purchase agreement with Streeterville Capital, LLC modifying the principal amount of Note #2 from approximately $5,250,000 to approximately $9,287,000 in exchange for an additional investment amount of up to $2,500,000.

In May 2023, the Company terminated the License, Development and Commercialization Agreement with SAMR for nonfulfillment of development obligations under the contract.

15. Restatement (unaudited)

We restated the unaudited quarterly financial information as of and for the three months ended March 31, 2022, as of and for the three and six months ended June 30, 2022, and as of and for the three and nine months ended September 30, 202, to correct misstatements associated with the valuation of the Company’s Notes Payable.

Description of Restatement Tables

See below for a reconciliation from the previously reported to the restated amounts for the periods as of and for the three months ended March 31, 2022, as of and for the three and six months ended June 30, 2022, and as of and for the three and nine months ended September 30, 2022. The previously reported amounts were derived from the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 16, 2022, August 16, 2022 and November 21, 2022, respectively (the “Form 10-Qs”). These amounts are labeled as “As Previously Reported” in the table below. The amounts labeled “Adjusted Balance” represent the effects of this restatement (“Restatement”).

Effects of the Restatement - Quarterly Results (Unaudited)

The tables below illustrate the impact of the restatement on the historical unaudited Condensed Consolidated Balance Sheets, the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and the unaudited Condensed Consolidated Statements of Cash Flows for the interim quarters impacted, each as compared with the amounts presented in the Form 10-Qs previously filed with the SEC. See all adjustments detailed in the table below.

The following table sets forth the effects of the restatement on the affected line items within the Company’s previously reported Condensed Consolidated Balance Sheets as of September 30, 2022, June 30, 2022 and March 31, 2022 (dollars in thousands):

	September 30, 2022			June 30, 2022			March 31, 2022
	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated
Assets
Current assets:
Cash and cash equivalents	$1,886		1,886	$6,317		6,317	$12,475		12,475
Restricted cash	747		747	1,136		1,136	1,267		1,267
Accounts receivable			-	1,000		1,000	-		-
Other receivables	248		248	589		589	395		395
Contract costs	1,986		1,986	1,979		1,979	3,223		3,223
Prepaid asset	3,768		3,768	1,892		1,892	2,409		2,409
Total current assets	8,635	-	8,635	12,913	-	12,913	19,769	-	19,769
Property and equipment, net	974		974	1,097		1,097	1,249		1,249
Right-of-use assets, net	1,532		1,532	1,647		1,647	1,762		1,762
Intangible assets, net	18		18	19		19	21		21
Restricted cash, non-current	500		500	500		500	500		500
Contract costs, non-current	78		78	84		84	90		90
Other assets	383		383	426		426	426		426
Total assets	$12,120	-	12,120	$16,686	-	16,686	$23,817	-	23,817
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,230		4,230	$2,555		2,555	$3,030		3,030
Accrued liabilities	8,494		8,494	7,527		7,527	6,381		6,381
Lease liabilities	526		526	514		514	490		490
Deferred revenue	20,386		20,386	20,726		20,726	20,959		20,959
Note payable	831		831	-		-	139		139
Note payable (at fair value)	7,795	(362)	7,433	-	7,288	7,288	-	5,030	5,030
Other liabilities	15		15	15		15	15		15
Total current liabilities	42,277	(362)	41,915	31,337	7,288	38,625	31,014	5,030	36,044
Deferred revenue, non-current	737		737	796		796	854		854
Lease liabilities, non-current			-	1,565		1,565	1,710		1,710
Notes payable, non-current (at fair value)	1,430	(2,598)	(1,168)	10,921	(9,909)	1,012	10,648	(5,798)	4,850
Other liabilities	3,499		3,499			-	-		-
Total liabilities	47,943	(2,960)	44,983	44,619	(2,621)	41,998	44,226	(768)	43,458
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021)	-		-	-		-	-		-
Common stock (par value $0.0001; 100,000,000 shares authorized; 17,701,592 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	2		2	2		2	2		2
Additional paid-in capital	153,454		153,454	153,105		153,105	152,650		152,650
Other comprehensive income		(104)	(104)		1,760	1,760	-	84	84
Accumulated deficit	(189,279)	3,064	(186,215)	(181,040)	861	(180,179)	(173,061)	684	(172,377)
Total stockholders’ deficit	(35,823)	2,960	(32,863)	(27,933)	2,621	(25,312)	(20,409)	768	(19,641)
Total liabilities and stockholder’s deficit	$12,120	-	12,120	$16,686	-	16,686	$23,817	-	23,817

The following tables set forth the effects of the restatement on the affected line items within the Company’s previously reported Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarterly periods ended September 30, 2022, June 30, 2022, and March 31, 2022 (dollars in thousands):

	Three Months Ended September 30, 2022			Three Months Ended June 30, 2022			Three Months Ended March 31, 2022
	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated
Revenue:
Grant Revenue	$399	-	399	$292	-	292	$1,187	-	1,187
Operating expenses:			-
Research and Development	6,118	-	6,118	6,348	-	6,348	6,450	-	6,450
General and administrative	1,693	-	1,693	1,681	-	1,681	2,161	-	2,161
Total operating expenses	7,811	-	7,811	8,029	-	8,029	8,611	-	8,611
Loss from operations	(7,412)	-	(7,412)	(7,737)	-	(7,737)	(7,424)	-	(7,424)
Other income (expense):
Interest income (expense), net	(27)	868	841	8	273	281	(248)	(134)	(382)
Other income, net	23	-	23	23	-	23	22	-	22
Gain on valuation of note payable	-	-	-	-	-	-	-	250	250
Change in fair value of note payable	(823)	2,195	1,372	(273)	588	315	(116)	68	(48)
Net loss	$(8,239)	3,063	(5,176)	$(7,979)	861	(7,118)	$(7,766)	184	(7,582)
Other comprehensive (loss) income	-	(104)	(104)	-	1,760	1,760	-	84	84
Total comprehensive loss	(8,239)	2,959	(5,280)	(7,979)	2,621	(5,358)	(7,766)	268	(7,498)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592
Net loss per share to common stockholders, basic and diluted	$(0.47)	0.17	(0.30)	$(0.45)	0.15	(0.30)	$(0.44)	0.02	(0.42)

The following tables set forth the effects of the Restatement on the affected line items within the Company’s previously reported unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the year-to-date periods ended September 30, 2022, June 30, 2022, and March 31, 2022 (dollars in thousands):

	Nine Months Ended September 30, 2022			Six Months Ended June 30, 2022			Three Months Ended March 31, 2022
	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated	As Previously Reported	Adjusted Balance	As Restated
Revenue:
Grant Revenue	$1,878	-	1,878	$1,479	-	1,479	$1,187	-	1,187
Operating expenses:		-			-			-
Research and Development	18,916	-	18,916	12,798	-	12,798	6,450	-	6,450
General and administrative	5,535	-	5,535	3,842	-	3,842	2,161	-	2,161
Total operating expenses	24,451	-	24,451	16,640	-	16,640	8,611	-	8,611
Loss from operations	(22,573)	-	(22,573)	(15,161)	-	(15,161)	(7,424)	-	(7,424)
Other income (expense):
Interest income (expense), net	(267)	1,007	740	(240)	139	(101)	(248)	(134)	(382)
Other income, net	68	-	68	45	-	45	22	-	22
Gain on valuation of notes payable	-	250	250		250	250	-	250	250
Change in fair value of notes payable	(1,212)	2,851	1,639	(389)	656	267	(116)	68	(48)
Net loss	$(23,984)	4,108	(19,876)	$(15,745)	1,045	(14,700)	$(7,766)	184	(7,582)
Other comprehensive income	-	1,740	1,740	-	1,844	1,844	-	84	84
Total comprehensive loss	(23,984)	5,848	(18,136)	(15,745)	2,889	(12,856)	(7,766)	268	(7,498)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592	17,701,592
Net loss per share to common stockholders, basic and diluted	$(1.35)	0.33	(1.02)	$(0.89)	0.16	(0.73)	$(0.44)	0.02	(0.42)

