Form 10-Q
period 2023-03-31
Aridis Pharmaceuticals, Inc.
filed 2023-06-08
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at June 2, 2023 was 36,077,532.

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,320	$4,876
Restricted cash	—	183
Accounts receivable	—	1,000
Other receivables	100	240
Contract costs	1,986	1,986
Prepaid asset	3,160	3,341
Total current assets	6,566	11,626
Property and equipment, net	645	730
Right-of-use assets, net	1,302	1,417
Intangible assets, net	15	17
Restricted cash, non-current	500	500
Contract costs, non-current	78	78
Other assets	328	327
Total assets	$9,434	$14,695
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,119	$2,308
Accrued liabilities	9,408	9,564
Lease liabilities	550	538
Deferred revenue	19,091	20,173
Note payable	208	519
Note payable (at fair value)	2,040	3,781
Other liabilities	15	15
Total current liabilities	35,431	36,898
Deferred revenue, non-current	737	737
Lease liabilities, non-current	1,148	1,292
Total liabilities	37,316	38,927
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 36,077,532 and 27,033,532 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	4	3
Additional paid-in capital	168,684	166,380
Accumulated other comprehensive income	5,912	5,051
Accumulated deficit	(202,482)	(195,666)
Total stockholders’ deficit	(27,882)	(24,232)
Total liabilities and stockholders’ deficit	$9,434	$14,695

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,082	$1,187
Operating expenses:
Research and development	5,531	6,450
General and administrative	1,814	2,161
Total operating expenses	7,345	8,611
Loss from operations	(6,263)	(7,424)
Other income (expense):
Interest income (expense), net	27	(248)
Other income	25	22
Change in fair value of note payable	(605)	(116)
Net loss	$(6,816)	$(7,766)
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	30,414,865	17,701,592
Net loss per share to common stockholders, basic and diluted	$(0.22)	$(0.44)

Net loss	$(6,816)	$(7,766)
Other comprehensive income	861	-
Total comprehensive loss	$(5,955)	$(7,766)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended March 31, 2023 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of December 31, 2022	27,033,532	$3	$166,380	$(195,666)	$5,051	$(24,232)
Issuance of common stock in registered direct offering, net of issuance costs	6,000,000	1	2,056	—	—	2,057
Issuance of common stock for PF warrant exercise	3,044,000	0	3	—	—	3
Change in fair value - notes payable	—	—	—	—	861	861
Stock-based compensation	—	—	245	—	—	245
Net loss	—	—	—	(6,816)	—	(6,816)
Balances as of March 31, 2023	36,077,532	$4	$168,684	$(202,482)	$5,912	$(27,882)

	Three Months Ended March 31, 2022 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of December 31, 2021	17,701,592	$2	$152,183	$(165,295)	$—	$(13,110)
Stock-based compensation	—	—	467	—	—	467
Net loss	—	—	—	(7,766)	—	(7,766)
Balances as of March 31, 2022	17,701,592	$2	$152,650	$(173,061)	$—	$(20,409)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,816)	$(7,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	131
Stock-based compensation expense	245	467
Other comprehensive income, industry specific credit risk on notes payable	861	—
Change in fair value of note payable	(256)	116
Non-cash debt issuance expense	—	250
Changes in operating assets and liabilities:
Accounts Receivable	1,000	—
Other receivables	140	(17)
Prepaid asset	180	151
Contract asset	—	(1,250)
Other assets	—	5
Lease liabilities	(17)	(5)
Accounts payable	1,811	(2,213)
Accrued liabilities and other liabilities	(155)	(98)
Deferred revenue	(1,082)	63
Net cash used in operating activities	(4,002)	(10,166)
Cash flows from investing activities:
Purchase of property and equipment	—	(21)
Net cash used in investing activities	—	(21)
Cash flows from financing activities:
Proceeds from note payable	—	5,000
Proceeds from issuance of common stock and warrants, net	2,056	—
Payment on note payable	(1,485)	—
Payment on financing of insurance premium	(311)	(557)
Proceeds from pre-funded warrants exercises	3	—
Net cash provided by financing activities	263	4,443
Net (decrease) in cash, cash equivalents and restricted cash	(3,739)	(5,744)
Cash, cash equivalents and restricted cash at:
Beginning of period	5,559	19,986
End of period	$1,820	$14,242
Supplemental cash flow disclosures:
Cash paid for taxes	$1	$—
Supplemental noncash investing and financing activities:
Right-of-use assets obtained with corresponding lease liability	$—	$1,877

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the amounts of the Company and our wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on May 22, 2023.

The condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, LLC and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The accompanying condensed consolidated balance sheet at March 31, 2023 has been derived from the audited balance sheet at December 31, 2022 contained in the above referenced Form 10-K.

COVID-19

The COVID-19 pandemic has caused business disruption globally and may continue to cause an impact on patient enrollment globally and the rate of clinical site activation. The extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, and impact on the Company’s clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s future financial condition or results of operations remains uncertain.

Going Concern

The Company had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2023, and the year ended December 31, 2022. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected condensed consolidated financial statement issuance date, is in excess of the cash available on-hand.

The Company’s research and development expenses and resulting cash burn during the three months ended March 31, 2023, were largely due to costs associated with customary study closure activities associated with the recently completed Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, and the activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP. Current development activities are focused on AR-301, AR-320, and AR-501. However, going forward in the second quarter of 2023, we expect our expenses associated with the AR-301 and AR-320 programs to significantly decrease until the clinical development activities resume.

The Company plans to fund its cash flow needs through current cash on hand and future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in March 2023 from equity raise proceeds, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date. In the absence of equity or debt financing, or other capital sources, including grant funding, potential collaborations or other strategic transactions, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before June 30, 2023.

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

Customer Risk

There was $1.1 million revenue from three customers for the three months ended March 31, 2023 each individually being 5%, 17% and 78% and $1.2 million revenue from three customers during the three months ended March 31, 2022 each individually being 10%, 24% and 66% accounting for 100% of total revenue. As of March 31, 2023, and December 31, 2022, there were no accounts receivable.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$1,320	$4,876
Restricted cash – current	-	183
Restricted cash – long-term	500	500
Total cash, cash equivalents and restricted cash	$1,820	$5,559

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2023, and December 31, 2022, there were zero and $1.0 million in accounts receivable, respectively, and no allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets during the period ended March 31, 2023 and approximately $227,000 in impairment of lab equipment during the period ended December 31, 2022.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e., costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. Capitalized contract assets were $2.1 million at March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023, and 2022, there was no amortization of the contract assets and there have been no impairments as of March 31, 2023.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at March 31, 2023, and December 31, 2022 (see Note 6).

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

Other Comprehensive Income

Other comprehensive income increased from $5,051,000 for the year ended December 31, 2022 to $5,912,000 for the quarter ended March 31, 2023 . This relates to the change in credit risk calculated by our fair value option valuation for the Note Purchase Agreements with Streeterville Capital, LLC.

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

For the three months ended March 31, 2023, and 2022, there is no difference in the number of shares used to compute basic and diluted net loss per share due to the Company’s net loss position. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended
	March 31,
Numerator:	2023	2022
	(unaudited)	(unaudited)
Net loss available to common stockholders (basic and diluted)	$(6,816)	$(7,766)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders, basic and diluted	30,414,865	17,701,592

Net loss per share to common stockholders (basic and diluted)	$(0.22)	$(0.44)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Stock options to purchase common stock	2,102,944	1,949,030
Restricted stock units	325,540	-
Common stock warrants	10,742,404	3,592,905
	13,170,888	5,541,935

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

New Accounting Pronouncements

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
Liabilities measured at fair value on a recurring basis	Level 1	Level 2	Level 3	Total
Streeterville notes payable	—	—	2,040	2,040
Total liabilities measured at fair value	—	—	2,040	2,040

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Streeterville notes payable	—	—	3,781	3,781
Total liabilities measured at fair value	—	—	3,781	3,781

The change in the estimated fair value of the Level 3 liability is summarized below:

Year ended December 31, 2022	Streeterville Notes Payable
Beginning fair value of Level 3 liability	5,282
Borrowings on notes payable	5,000
Repayments	(1,800)
Change in fair value	850
Gain on valuation	(500)
Change in instrument specific credit risk	(5,051)
Ending fair value of Level 3 liability	3,781

Quarter ended March 31, 2023	Streeterville Notes Payable

Beginning fair value of Level 3 liability	3,781
Repayments	(1,485)
Change in fair value	605
Change in instrument specific credit risk	(861)
Ending fair value of Level 3 liability	2,040

Streeterville Note

The fair value of the Streeterville Note as of March 31, 2023 amounting to $2.0 million, was based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair value in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the periods ended March 31, 2023 and December 31, 2022:

	Range of Inputs
	(risk free rate)
Unobservable Inputs	2023	2022
Risk free rate	4.7% - 4.8%	2.1% - 4.7%
Option adjusted spread	15.0%	10.0%-10.0%
Illiquidity discount	3.75%	2.5% - 2.5%
Concluded discount rate	8.52% - 8.59%	4.75% - 8.5%

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

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Lab equipment	$2,246	$2,246
Leasehold improvements	527	527
Total property and equipment	2,773	2,773
Less: Accumulated depreciation	(2,128)	(2,043)
Property and equipment, net	$645	$730

Depreciation expense was approximately $86,000 and $482,000 for the three months ended March 31, 2023 and 2022, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(66)	(64)
Intangible assets, net	$15	$17

Amortization expense was approximately $1,000 for both three month periods ended March 31, 2023 and 2022.

Licenses

Broad Institute of MIT and Harvard — Non-Exclusive Manufacturing License Agreement

In January 2021, we entered into a non-exclusive manufacturing licensing agreement with the Broad Institute of MIT and Harvard (the “Broad Institute”) to make and manufacture CRISPR Modified Cell Lines, CRISPR Modified Animals and CRISPR Modified Plants. These license rights permit the non-exclusive use of the CRISPR Technology for the creation of and improvement of yield from protein and mAb production cell lines, which is one of the core components of the APEXTM mAb discovery and manufacturing production technology.

Pursuant to this agreement, the Company is obligated to pay to the Broad Institute an issue fee of $25,000, an annual license maintenance fee of $50,000 in 2022, and fees of $100,000 in December 2023 and each year thereafter. Additionally, the Company is obligated to pay a royalty of 7% of all service income received from a customer for the manufacture, sale or transfer of CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants or end products, as well as 0.5% of end product net sales from use of any commercialized product that contains any small or large molecule made through the use of a CRISPR modified cell line, CRISPR Modified Animals and CRISPR Modified Plants. The term of the license agreement continues until all patents and filed patent applications, included within the licensed Broad Institute patents, have expired or been abandoned.

MedImmune Limited — License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2022 and March 31, 2023.

As additional consideration, the Company will pay MedImmune milestone payments upon the achievement of certain regulatory approvals, for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. To date, no milestones have been achieved and no milestone payments have been made pursuant to this agreement. MedImmune is entitled to royalty payments based on aggregate net sales ranging from 12.5% to 15% dependent on net sales volume. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, MedImmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license. The term of the MedImmune License Agreement continues until the expiration of the last royalty term for the last licensed product as defined in the license agreement.

On March 20th, 2023, the Company received a written notice from MedImmune that it has terminated that certain License Agreement by and between MedImmune and the Company dated as of July 12, 2021, and as amended by Amendment No. 1 to License Agreement, dated as of August 9, 2021 (the “License Agreement”), pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination, the on-going AR-320-003 Phase 3 clinical study must be put on hold. The Company does not agree that it is in material breach of the License Agreement. Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement. The Company notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Research and development services	$8,758	$9,000
Payroll related expenses	532	456
Professional services and other	118	108
Accrued liabilities	$9,408	$9,564

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

The Company recognized no losses from the operations of the JV Entity for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company’s equity method investment in the JV Entity was $0.

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

For research and development costs incurred at non-EU sites, we recognize these expenses as incurred. We recognized research and development expenses of $1.5 million for the three months ended March 31, 2023 and $5.5 million for the year ended December 31, 2022 at non-EU sites.

For research and development costs incurred at EU sites, we recognize a liability for 25% of these costs. Research and development expenses of approximately $1.9 million were incurred at EU sites for the three months ended March 31, 2023 and approximately $3.8 million for the year ended December 31, 2022. Of this gross expense amount, the EU has contributed services of 75%, or $1.4 for the three months ended March 31, 2023 and $2.9 million for the year ended December31, 2022. Thus, our liability presented on the accompanying condensed consolidated balance sheet is $1.4 million as of March 31, 2023 and $1.0 million as of December 31, 2022, and are presented within Other Liabilities on the accompanying condensed consolidated balance sheets.

In-kind contributions we make to the program will be expensed as R&D at their fair value when made. If the fair value of an in-kind contribution we make to the IMI JU differs from its carrying amount, we will recognize a gain or loss on disposition. No gain or loss on disposition was recognized for the three months ended March 31, 2023.

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

The Company determined that the consideration for the Phase 1 SAD clinical trial contract included several development-based milestones, which had been achieved as of the Adoption Date, totaling approximately $1.7 million, and the one development-based milestone in progress as of the Adoption Date of $1.0 million became probable during the quarter ended March 31, 2019. Additionally, the Company determined the consideration for the Phase 1 MAD clinical trial contract included one development-based milestone of $1.0 million which was achieved during the quarter ended June 30, 2020. The Company determined the consideration for the Phase 2a clinical trial contract totaled approximately $3.8 million which included four development-based milestones. With the increased grant funding in December 2022, bringing the Phase 2a clinical trial contract total to approximately $3.9 million, CFF introduced an additional development-based milestone.

The Company determined the consideration for the Phase 2a clinical trial contract totals approximately $3.8 million which includes four development-based milestones. The milestones under the CFF Agreement are related to pre-clinical and clinical research activities and the realization of or recognition of revenue associated with the milestones as determined by the completion of the milestones and, if applicable, review and approval of the achievement by the CFF. Each development-based milestone payment has specific criteria that needs to be met, some examples of which include, the completion of certain study activities and approval to move to the next activity. At every reporting period, the Company evaluates the individual facts and circumstances of the development-based milestone to assess whether the revenue attributable to the development-based milestone in progress should be constrained. The constraint assessment by the Company includes an analysis of the key judgements and considerations used for each milestone which include, but are not limited to, the nature and amount of work to be performed, if the work is subject to the approval of the CFF, clinical data and uncertainty with regards to the results of the clinical studies, and the probability of successful clinical studies. The constraint will be removed once the Company achieves the development-based milestone or has determined that there is probable completion of the development-based milestone, and it has also concluded that it is not probable that revenue recognized attributable to the development-based milestone will result in a significant reversal of revenue in the future.

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

The Company determined as of March 31, 2023, the transaction price for the Phase 2a clinical trial contract was $3.0 million as achievement of the three development-based milestones was achieved during the year ended December 31, 2022. As of March 31, 2023, the amount of the remaining two development-based milestones could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining two milestones, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if those milestones were included in the transaction price. The Company recorded a contract liability for the remaining consideration of approximately $0.2 million to deferred revenue, current, on its consolidated balance sheet as of March 31, 2023.

For each of the three months ended March 31, 2023 and 2022, the Company recognized revenue from the CFF Agreement of $0.8 million.

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

For the quarter ended March 31, 2023, the Company recognized revenue of approximately $0.2 million from the Grant Agreement, based on expenses incurred and paid to partners to assist with the research and development services. The Company eliminated the contract liability in deferred revenue, current, on its condensed consolidated balance sheet as of March 31, 2023 as all of the grant funding had been consumed.

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

The Company is also entitled to additional payments from SAMR of up to $42.5 million, conditioned upon the achievement of specified milestones related to completion of certain trials and regulatory approvals as defined in the License Agreement. Further, the Company may receive additional royalty-based payments from SAMR if certain sales levels on licensed products are achieved as defined in the License Agreement. The Company concluded that these milestones and royalty payments each contain a significant uncertainty associated with a future event. As such, these milestone and royalty payments are constrained at contract inception and are not included in the transaction price as the Company could not conclude that it is probable a significant reversal in the amount of cumulative revenue recognized will not occur surrounding these payments. At the end of each reporting period, the Company will update its assessment of whether the milestone and royalty payments are constrained by considering both the likelihood and magnitude of the potential revenue reversal. At March 31, 2023 and December 31, 2022 the Company performed an assessment and determined that these milestone and royalty payments are constrained.

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

The Company determined that the intellectual property licensed under the License Agreement represents functional intellectual property and it has significant standalone functionality and therefore should be recognized at a point in time upon satisfying the performance obligations. The Company intended to satisfy the performance obligations upon transfer of the licenses and know-how to SAMR to satisfy these performance obligations by March 31, 2023.

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2023, and therefore, no revenue related to the License Agreement was recognized for the three months ended March 31, 2023, and 2022. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.7 million and $18.7 million to deferred revenue, current, and approximately $854,000 and $913,000 to deferred revenue, noncurrent, on its consolidated balance sheets as of March 31, 2023, and December 31, 2022, respectively. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its consolidated balance sheets, of which approximately $2.0 million and $2.0 million is classified as current, and approximately $90,000 and $96,000 is classified as noncurrent, as of March 31, 2023, and December 31, 2022, respectively.

On May 3, 2023, the Company sent written notice to Serum AMR Products stating that as of May 8, 2023, the License Agreement would terminate pursuant to Section 13.3(a) of the License Agreement for nonfulfillment of development obligations under the License Agreement.

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

The Company recognized approximately $51,000 in revenue related to the Kermode Agreement for the three months ended March 31, 2023 and approximately $288,000 in revenue for the three months ended March 31, 2022. The Company has no remaining portion of the nonrefundable upfront payment as a contract liability on its condensed consolidated balance sheet as of March 31, 2023 as the statement of work was considered completed.

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

On September 30, 2022, the Company signed an amendment to promissory note #2. Subject to certain provisions and so long as no Event of Default has occurred, then in addition to the three (3) deferral rights previously available, the Company shall have the right to exercise additional monthly deferrals until March 31, 2023 (each, an “Additional Deferral”). Each time Borrower exercises an Additional Deferral the Outstanding Balance will automatically be increased by 1.5%. As of March 31, 2023, the Company has not made any payments on Note #2.

In April 2023, the Company entered into a Note Purchase and Loan Restructuring Agreement with Streeterville Capital, LLC modifying the principal amount of Note #2 from approximately $5,250,000 to approximately $9,287,000 in exchange for an additional investment amount of up to $2,500,000.

Pursuant to the Note Purchase Agreement, we are subject to certain covenants, including the obligations to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of our common stock on a securities exchange; and (iii) avoid trading in our common stock from being suspended, halted, chilled, frozen or otherwise ceased. The Company was in compliance with all covenants as of March 31, 2023. On April 17, 2023, the Company was no longer in compliance as it didn’t meet the timely filing of the annual report on 10-K. The Company has received a waiver from the lender for this covenant which also included waiving compliance for timely filing of the May 15, 2023 10Q filing for the period ended March 31, 2023. The Note is secured by the Company’s MabIgX assets and Note #2 is secured by all of the Company’s assets.

The fair value measurement includes interest, at the stated rate, and this separate amount is not reflected in the consolidated statement of operations. The Company has recorded a liability of approximately $2.0 million for Note Payable (current) for both Notes, as of March 31, 2023.

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

The total premiums, taxes and fees financed is approximately $0.9 million with an annual interest rate of 5.129%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At March 31, 2023 and December 31, 2022, the Company recognized approximately $208,000 and $519,000, respectively, as insurance financing note payable in its consolidated balance sheet. The Company paid the insurance financing through installment payments with the last payment made in May 2023.

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

In January 2023, Armistice exercised 3,044,000 warrants to purchase common stock.

9. Common Stock

As of March 31, 2023 the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding options to purchase common stock	2,102,944
Shares reserved for vesting of restricted stock units	325,540
Shares reserved for exercise of outstanding warrants to purchase common stock	10,742,404
Shares reserved for issuance of future options	455,074
Total	13,625,962

Securities Purchase Agreement

In March 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 6,000,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”). The purchase price of each share of Common Stock is $0.38 per share. The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Offering closed in March 2023, and the Company received gross proceeds of approximately $2.28 million in connection with the Offering, before deducting placement agent fees and related offering expenses. The net proceeds to the Company from the Offering, after deducting the placement agent fees and expenses and the Company’s estimated offering expenses, was approximately $2.1 million.

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

On October 5, 2022, the Company entered into a securities purchase agreement (the “October 2022 Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 1,800,000 shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”) and pre-funded warrants to purchase an aggregate of 5,407,208 shares of Common Stock (the “Pre-Funded Warrants”), at a purchase price of $1.11 per share. Concurrently with the sale of the Shares and the Pre-Funded Warrants, pursuant to the Purchase Agreement, the Company also sold to the investor unregistered warrants to purchase up to an aggregate of 7,207,208 shares of Common Stock (the “Warrant”) in a private placement. The aggregate gross proceeds to the Company from the offerings were approximately $8 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Warrants

In March 2021, the Company entered into a Securities Purchase Agreement (the “March 2021 Securities Purchase Agreement”) with certain institutional and individual investors (the “Purchasers”), pursuant to which the Company agreed to offer, issue and sell to the Purchasers, in a registered direct offering, an aggregate of 1,037,405 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) for aggregate gross proceeds to the Company of approximately $7.0 million, and after deducting commissions and offering costs, net proceeds were approximately $6.4 million.

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

On March 20, 2023, we received written notice from MedImmune Limited that it has terminated that certain License Agreement by and between MedImmune and us dated as of July 12, 2021, and as amended by Amendment No. 1 to License Agreement, dated as of August 9, 2021 (the “License Agreement”), pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the on-going AR-320-003 Phase 3 clinical study has been put on hold. We do not agree that we are in material breach of the License Agreement.

Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement, we notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

ATM Agreement

On January 19, 2022, the Company entered into an At-the-Market (“ATM”) Sales Agreement (“Sales Agreement”) with Virtu Americas LLC (“Virtu”), as sales agent. Pursuant to the terms of the Sales Agreement, the Company may issue and sell from time-to-time shares of its common stock, par value $0.0001 per share, through Virtu, acting as its sales agent, or directly to Virtu, acting as principal. Pursuant to the Company’s prospectus supplement filed on January 19, 2022, the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25.0 million.

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

As of March 31, 2023, the Company had not sold any shares of common stock under the ATM Sales Agreement. The ATM Sales Agreement facility currently cannot be used without the Company updating certain required conditions that are expired. The Company presently has no plans to update such required conditions.

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

Stock option activity for the three months ended March 31, 2023 is represented in the following table:

		Options/RSUs Outstanding
	Shares		Weighted-
	Available	Number of	Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2022	396,014	2,111,379	$7.36
Options granted	(54,000)	54,000	$0.46
Options cancelled	113,060	(62,435)	$1.72
Balances at March 31, 2023	455,074	2,102,944	$7.35

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three months ended March 31, 2023 and 2022 were estimated using the following assumptions:

Three Months Ended
March 31,
2023
Expected term (in years)	6.00
Expected volatility	99%
Risk-free interest-rate	3.65%
Dividend yield	0%

During the three months ended March 31, 2023, and 2022, the Company granted options to purchase 54,000 shares and 258,934 shares with a weighted-average grant date fair value of $0.46 and $1.92 per share, respectively.

There were no options exercised during the three months ended March 31, 2023 and 2022.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options (in thousands):

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Research and development	$144	$166
General and administrative	101	301
Total	$245	$467

As of March 31, 2023, total unrecognized stock-based compensation expenses related to unvested stock options was approximately $1.0 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.3 years.

11. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended March 31, 2023, and 2021, the Company recorded approximately $17,000 and $33,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of March 31, 2023, and December 31, 2021, the Company recorded approximately $17,000 and $33,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

Serum International B.V.

In July 2019, the Company issued 801,820 shares of its restricted common stock in a private placement to Serum International B.V. (“SIBV”), an affiliate of Serum Institute of India Private Limited, for total gross proceeds of $10 million. As a result of this transaction, SIBV and its affiliates, are considered related parties to the Company. In September 2019, the Company and Serum AMR Products, a party under common ownership of SIBV, entered into a License, Development and Commercialization Agreement (the “License Agreement”) (see Note 6).

The Company determined that no performance obligations or material promises were satisfied as of March 31, 2023, and therefore, no revenue related to the License Agreement was recognized for the three months ended March 31, 2023. The Company has recorded contract liabilities resulting from the License Agreement of approximately $18.9 million to deferred revenue, current, and approximately $0.7 million to deferred revenue, noncurrent, on both condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022. The Company capitalized a contract asset resulting from the License Agreement of approximately $2.1 million related to the incremental costs of obtaining the License Agreement on its condensed consolidated balance sheets, of which approximately $2.0 million is classified as current, and approximately $0.1 million is classified as noncurrent, as of both March 31, 2023, and December 31, 2022, respectively.

On May 3, 2023, the Company sent written notice to SAMR stating that as of May 8, 2023, the License Agreement would terminate pursuant to Section 13.3(a) of the License Agreement for nonfulfillment of development obligations under the License Agreement.

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

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five-year term with a three-year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord, which is classified as restricted cash, noncurrent, in the Company’s condensed consolidated balance sheets at March 31, 2023, and December 31, 2022, respectively.

As of January 1, 2022, the Company adopted ASC 842, Leases. The Company recognizes ROU assets and lease liabilities at the adoption date based on the present value of future minimum lease payments over the lease term. The discount rate used was the incremental borrowing rate of 6% in determining the present value of the future minimum lease payments. The Company recognized ROU assets of $1.9 million and lease liabilities of $2.3 million as of adoption date. As of March 31, 2023, the Company’s ROU assets and liabilities related to the Lease are as follows (in thousands):

ROU assets, net	$1,302

Current portion of lease liabilities (included in current liabilities)	550
Lease liabilities, less current portion	1,148
Total lease liabilities	$1,698

The future minimum lease payments for the new facility as of March 31, 2023 are as follows (in thousands):

Period ending:
Year ending December 31, 2023	471
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Total lease payments	1,840
Less: imputed interest	(142)
Present value of operating lease liabilities	$1,698

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. None of these events occurred as of March 31, 2023. See “Development and License Agreements” in Note 6 of our Notes to the Condensed Consolidated Financial Statements.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of March 31, 2023, and December 31, 2022, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings ongoing at March 31, 2023.

Legal Proceedings

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company’s preferred stock in July 2017 prior to the Company’s IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO. The plaintiff is asking for approximately $277,000 in compensatory damages, although in a recent motion practice the plaintiff indicated that it wants the agreement between the parties to be rescinded and a return of the original purchase price of $531,687. Discovery has been completed and the parties filed competing motions for summary judgment on all claims. The Court heard oral argument on those motions on January 12, 2023. The parties now await the Court’s decision. We believe that the claims in this complaint are without merit and intend to continue to defend vigorously against them.

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

The Company accrues a liability for such matters when it is probable that potential loss will be incurred and such amount can be reasonably estimated. As of March 31, 2023, and December 31, 2022, no liability has been recognized in relation to these matters.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant. As of March 31, 2023, management has complied with all of the required grant terms. There are no grant audits currently in process.

Cystic Fibrosis Foundation Agreement

In December 2016, the Company received an award for up to $2.9 million from the CFF to advance research on potential drugs utilizing inhaled gallium citrate anti-infective. In November 2018, the CFF increased the award to $7.5 million. Under the award agreement, the CFF will make payments to the Company as certain milestones are met. See Note 6 for details of the grant agreement.

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and received one milestone payment of $250,000 in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products. None of these events occurred as of March 31, 2023.

13. Subsequent Events

On April 19, 2023, we received written notice from Nasdaq indicating that Nasdaq had not received our Form 10-K for the year ended December 31, 2022 and this serves as an additional basis for delisting our securities from The Nasdaq Capital Market. Since we already had a hearing date of May 4, 2023 before the Hearings Panel for our failure to comply with the Market Value Rule, we needed to request a stay of the suspension of our securities pending a Hearings Panel decision. Subsequent to the hearing, we requested a stay of the suspension and are awaiting the Hearings Panel’s decision.

On April 20, 2023, the Company received written notice from Nasdaq that due to the resignation of Craig Gibbs, Ph.D. from the Company’s board and audit committee on March 27, 2023, the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605. Pursuant to Nasdaq’s cure period, the Company is required to regain compliance by the earlier of the Company’s next annual shareholders’ meeting or March 27, 2024 or if the next annual shareholders’ meeting is held before September 25, 2023, then the Company must evidence compliance no later than September 25, 2023.

On April 26, 2023, the Company entered into a Note Purchase and Loan Restructuring Agreement with Streeterville Capital, LLC. We had previously issued to the Investor in February 2021, a secured promissory note in the original principal amount of $5,250,000. Pursuant to the Agreement, the Investor agreed to invest an additional investment amount of up to $2,500,000; with $1,000,000 being delivered to the Company at closing and the remaining $1,500,000 to be placed into escrow under a secured line of credit facility with the total original principal amount of the secured promissory note being up to $9,286,770.80 (the “Secured Note”). Closing occurred on April 26, 2023 (the “Issuance Date”). The Note carries an original issue discount of $606,564.45. The Note bears interest at the rate of 8% per annum and matures on April 26, 2024. Beginning on October 26, 2023, on the same day of each month for the following five (5) calendar months thereafter, the Company will be obligated to reduce the Outstanding Balance of the Secured Note by sixteen and two-thirds percent (16.6667%) of the Outstanding Balance of the Secured Note per month. The Company can prepay all or any portion of the Outstanding Amount at a rate of 110% of the portion of the Outstanding Balance. In addition, pursuant to the Security Agreement dated April 26, 2023 between the Company and the Investor, the Note is secured by all of the Company’s assets. The Company received payments of $500,000 in May 2023 and $250,000 in June 2023.

On May 3, 2023, the Company sent written notice to Serum AMR Products stating that as of May 8, 2023, the License, Development and Commercialization Agreement between the Company and Serum would terminate pursuant to Section 13.3(a) of the Agreement for nonfulfillment of development obligations under the Agreement.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on May 22, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Our expenses and resulting cash burn during the three months ended March 31, 2023 and year ended December 31, 2022, were largely due to costs associated with study close-out activities on the first Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, the Phase 3 study of AR-320 for prevention of nosocomial pneumonia, and the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. Until the clinical development activities for AR-301 and AR-320 resume, the current clinical development activities are focused primarily on AR-501.

Financial Overview

We have incurred losses since our inception. Our net losses were approximately $6.8 million and $30.4 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. As of March 31, 2023 we had approximately $1.8 million of cash and cash equivalents and had an accumulated deficit of approximately $202.5 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

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

We anticipate that our expenses will increase substantially if and as we:

●	continue enrollment in our ongoing clinical trials;
●	initiate new clinical trials;
●	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;
●	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;
●	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;
●	make milestone or other payments under our agreements, pursuant to which we have licensed or acquired rights to intellectual property and technology;
●	seek to maintain, protect, and expand our intellectual property portfolio;
●	seek to attract and retain skilled personnel;
●	incur the administrative costs associated with being a public company and related costs of compliance;
●	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts;
●	experience any delays or encounter issues with any of the above;
●	incur risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic; and
●	experience continued global disruptions associated with the conflict between Russian and Ukraine.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023, and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023, and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,082	$1,187	$(105)
Operating expenses:
Research and development	5,531	6,450	(919)
General and administrative	1,814	2,161	(347)
Total operating expenses	7,345	8,611	(1,266)
Loss from operations	(6,263)	(7,424)	1,161
Other income (expense):
Interest income, net	27	(248)	275
Other income	25	22	3
Change in fair value of note payable	(605)	(116)	(489)
Net loss	$(6,816)	$(7,766)	$950

Grant Revenue. Grant revenue was $1.1 million and $1.2 million for the three-month period ended March 31, 2023 and the three-month period ended March 31, 2022, respectively. The three months ended March 31, 2023 and 2022 included revenue from CFF, Kermode and Gates.

Research and Development Expenses. Research and development expenses decreased by approximately $0.9 million from approximately $6.4 million for the three months ended March 31, 2022 to approximately $5.5 million for the three months ended March 31, 2023 due primarily to:

●	an increase of approximately $250,000 in spending on our ongoing Phase 2a clinical trial evaluating AR-501 for the treatment of cystic fibrosis; and
●	a increase of approximately $318,000 in spending on completion and normal wind down costs for our Phase 3 clinical trial evaluating AR-301 for the treatment of VAP.

These increases were offset by:

●	a decrease of approximately $819,000 for manufacturing of clinical supplies for the initiation of a Phase 1 clinical trial evaluating AR-701 for the treatment of COVID-19; and
●	a decrease of approximately $706,000 in spending on our clinical trial evaluating AR-320 for the prevention of VAP.

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.3 million from approximately $2.2 million for the three months ended March 31, 2022 to approximately $1.8 million for the three months ended March 31, 2023. The decrease was due primarily to decreases in stock compensation expense, professional fees and liability insurance, partially offset by an increase in personnel related costs and DE franchise tax.

Interest Expense, Net. Interest expense, net increased by approximately $275,000 from $248,000 income for the three months ended March 31, 2022 to $27,000 expense for the three months ended March 31, 2023. The expense increase for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 is primarily due to the original issue discount on the Note Purchase Agreement with Streeterville Capital, LLC.

Other Income. Other income increased by approximately $3,000 from $22,000 for the three months ended March 31, 2022 to approximately $25,000 for the three months ended March 31, 2023. The increase was primarily related to sublease income from a sublease agreement we entered into with a tenant on March 1, 2021 to sublet a small portion of our Los Gatos facility.

Change in fair value of note payable. Change in fair value of notes payable decreased by approximately 489,000 to $(605,000) for the quarter ended March 31, 2023 from $(116,000) for the quarter ended March 31, 2022.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023 we had approximately $1.8 million of cash and cash equivalents and restricted cash and had an accumulated deficit of approximately $202.5 million. As of December 31, 2022, we had approximately $5.6 million of cash, cash equivalents and restricted cash and had an accumulated deficit of approximately $195.7 million.

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

On September 30, 2022, we signed an amendment to promissory note #2. Subject to certain provisions and so long as no Event of Default has occurred, then in addition to the three (3) deferral rights previously available, we shall have the right to exercise additional monthly deferrals until March 31, 2023 (each, an “Additional Deferral”). Each time Borrower exercises an Additional Deferral the Outstanding Balance will automatically be increased by 1.5%. As of March 31, 2023, no payments have been made on note #2.

On April 26, 2023, the Company entered into a Note Purchase and Loan Restructuring Agreement with Streeterville Capital, LLC modifying the principal amount of Note #2 from approximately $5,250,000 to approximately $9,287,000 in exchange for an additional investment amount of up to $2,500,000.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $915,000 with an annual percentage interest rate of 5.13%. At March 31, 2023 the balance of insurance financing note payable was approximately $208,000 in the condensed consolidated balance sheet.

We have had recurring losses from operations since inception and negative cash flows from operating activities during the three months ended March 31, 2023 and the year ended December 31, 2022. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. As described above under “Going Concern,” in the absence of equity or debt financing, or other capital sources, including grant funding, potential collaborations or other strategic transactions, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before June 30, 2023. Management is currently evaluating various cost reduction actions, including possible reductions in our workforce and suspending research and development expenditures on one or more product candidates, in order to reduce our expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow us to continue to operate without financing.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(4,002)	$(10,166)
Investing activities	-	(21)
Financing activities	263	4,443
Net (decrease) in cash, cash equivalents and restricted cash	$(3,739)	$(5,744)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $4.0 million for the three months ended March 31, 2023, which was primarily due to our net loss of approximately $6.8 million, a decrease of approximately $1.1 million in deferred revenue and an increase of $0.9 million in other comprehensive income offset by an increase of approximately $1.8 million in accounts payable, and a decrease of approximately $1.0 million in accounts receivable.

Net cash used in operating activities was approximately $10.2 million for the three months ended March 31, 2022, which was primarily due to our net loss of approximately $7.8 million, a decrease in accounts payable of approximately $2.2 million, and an increase in contract costs of approximately $1.3 million.

Cash Flows from Investing Activities.

There was no cash used in investing activities for the three months ended March 31, 2023.

Net cash used in investing activities of approximately $21,000 during the three months ended March 31, 2022, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $0.3 million during the year ended March 31, 2023 was from $2.1 million proceeds received from issuance of common stock partially offset by approximately $1.5 million for payment on note payable and $0.3 million for payment on financing of insurance premium during the first quarter of 2023.

Net cash provided by financing activities of approximately $4.4 million during the year ended March 31, 2022 was from $5.0 million proceeds received from our loan from Streeterville Capital partially offset by approximately $0.6 million for payment on financing of insurance premium during the first quarter of 2022.

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

New Accounting Pronouncements

Please refer to section “New Accounting Pronouncements” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have begun to remediate the identified material weakness by hiring additional senior accounting staff and financial consultants in our efforts to remediate the identified material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2023, we received written notice from MedImmune Limited (“MedImmune”) that it has terminated that certain License Agreement by and between MedImmune and us dated as of July 12, 2021, and as amended by Amendment No. 1 to License Agreement, dated as of August 9, 2021 (the “License Agreement”), pursuant to Section 9.2.1 of the License Agreement for nonpayment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination notice, the ongoing AR-320-003 Phase 3 clinical study has been put on hold. We do not agree that we are in material breach of the License Agreement. Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement, we notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Secured Promissory Note (incorporated by reference to Exhibit 4.1 filed with Form 8-K on May 1, 2023)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on March 15, 2023)

10.2	Form of Note Purchase Agreement dated as of April 26, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 1, 2023)

10.3	Form of Security Agreement dated as of April 26, 2023 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on May 1, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: June 8, 2023	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: June 8, 2023	By:	/s/ Fred Kurland
Fred Kurland, Chief Financial Officer
(Principal Financial Officer)

