Form 10-Q
period 2023-06-30
Aridis Pharmaceuticals, Inc.
filed 2023-09-14
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38630

Aridis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2641188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

983 University Avenue, Bldg. B
Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

(408) 385-1742

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	ARDS	OTC

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at June 30, 2023 was 36,077,532.

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANICAL STATEMENTS (UNADUITED)

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19	$4,876
Restricted cash	—	183
Accounts receivable	200	1,000
Other receivables	100	240
Contract costs	—	1,986
Prepaid asset	3,565	3,341
Total current assets	3,884	11,626
Property and equipment, net	569	730
Right-of-use assets, net	1,188	1,417
Intangible assets, net	14	17
Restricted cash, non-current	500	500
Contract costs, non-current	—	78
Other assets	327	327
Total assets	$6,482	$14,695
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,237	$2,308
Accrued liabilities	8,461	9,564
Lease liabilities	563	538
Contract liabilities	380	20,173
Note payable	—	519
Note payable (at fair value)	4,730	3,781
Other liabilities	23	15
Total current liabilities	20,394	36,898
Contract liabilities, non-current	—	737
Lease liabilities, non-current	1,002	1,292
Total liabilities	21,396	38,927
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 36,077,532 and 27,033,532 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	4	3
Additional paid-in capital	168,894	166,380
Accumulated other comprehensive income	6,526	5,051
Accumulated deficit	(190,338)	(195,666)
Total stockholders’ deficit	(14,914)	(24,232)
Total liabilities and stockholders’ deficit	$6,482	$14,695

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$45	$292	$1,127	$1,479
License revenue	19,602	—	19,602	—
Total revenue	19,647	292	20,729	1,479
Operating expenses:
Research and development	4,668	6,348	10,199	12,798
General and administrative	1,310	1,681	3,124	3,842
Total operating expenses	5,978	8,029	13,323	16,640
Loss from operations	13,669	(7,737)	7,406	(15,161)
Other income (expense):
Interest income (expense), net	3	8	30	(240)
Other income	26	23	51	45
Change in fair value of note payable	(1,554)	(273)	(2,159)	(389)
Net income (loss)	$12,144	$(7,979)	$5,328	$(15,745)
Earnings (net loss) per share:
Basic	$0.34	$(0.45)	$0.16	$(0.89)
Diluted	$0.33	$(0.45)	$0.16	$(0.89)

Weighted-average common shares outstanding used in computing net loss per share available to common stockholders:
Basic	36,077,532	17,701,592	33,261,841	17,701,592
Diluted	36,572,960	17,701,592	33,917,422	17,701,592

Net income (loss)	$12,144	$(7,979)	$5,328	$(15,745)
Other comprehensive (loss) income	614	—	1,475	1,844
Total comprehensive income (loss)	$12,758	$(7,979)	$6,803	$(13,901)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended June 30, 2023 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of March 31, 2023	36,077,532	$4	$168,684	$(202,482)	$5,912	$(27,882)
Change in fair value - notes payable	—	—	—	—	614	614
Stock-based compensation	—	—	210	—	—	210
Net loss	—	—	—	12,144	—	12,144
Balances as of June 30, 2023	36,077,532	$4	$168,894	$(190,338)	$6,526	$(14,914)

	Three Months Ended June 30, 2022 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of March 31, 2022	17,701,592	$2	$152,650	$(173,061)	$—	$(20,409)
Stock-based compensation	—	—	348	—	—	348
Stock issued in exchange for accrued liability	—	—	107	—	—	107
Net loss	—	—	—	(7,979)		(7,979)
Balances as of June 30, 2022	17,701,592	$2	$153,105	$(181,040)	$—	$(27,933)

	Six Months Ended June 30, 2023 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of December 31, 2022	27,033,532	$3	$166,380	$(195,666)	$5,051	$(24,232)
Issuance of common stock in registered direct offering, net of issuance costs	6,000,000	1	2,056	—	—	2,057
Issuance of common stock upon exercise of warrants	3,044,000	0	3	—	—	3
Change in fair value - notes payable	—	—	—	—	1,475	1,475
Stock-based compensation	—	—	455	—	—	455
Net income (loss)	—	—	—	5,328	—	5,328
Balances as of June 30, 2023	36,077,532	$4	$168,894	$(190,338)	$6,526	$(14,914)

	Six Months Ended June 30, 2022 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of December 31, 2022	17,701,592	$2	$152,183	$(165,295)	$—	$(13,110)
Issuance of common stock for consulting services	—	—	3	—	—	3
Stock options issued in exchange for accrued liability	—	—	107	—	—	107
Stock-based compensation	—	—	812	—	—	812
Net loss	—	—		(15,745)	—	(15,745)

Balances as of June 30, 2022	17,701,592	$2	$153,105	$(181,040)	$—	$(27,933)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,328	$(15,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	262
Asset impairment	—	33
Stock-based compensation expense	455	812
Other comprehensive income, industry specific credit risk on notes payable	1,475	—
Issuance of common stock in exchange for consulting services	—	3
Change in fair value of note payable	(801)	389
Non-cash debt issuance expense	—	250
Changes in operating assets and liabilities:
Accounts Receivable	800	(1,000)
Other receivables	140	(352)
Prepaid asset	(224)	808
Contract asset	2,064	—
Other assets	—	5
Lease liabilities	(36)	(11)
Accounts payable	3,929	(2,684)
Accrued liabilities and other liabilities	(1,095)	1,155
Contract liabilities	(20,530)	(230)
Net cash used in operating activities	(8,345)	(16,305)
Cash flows from investing activities:
Purchase of property and equipment	—	(33)
Proceeds from disposal of property and equipment	14	—
Net cash provided by (used) in investing activities	14	(33)
Cash flows from financing activities:
Proceeds from note payable	1,750	5,000
Proceeds from issuance of common stock and warrants, net	2,057	—
Payment on financing of insurance premium	(519)	(696)
Proceeds from pre-funded warrants exercises	3	—
Net cash provided by financing activities	3,291	4,304
Net (decrease) in cash, cash equivalents and restricted cash	(5,040)	(12,034)
Cash, cash equivalents and restricted cash at:
Beginning of period	5,559	19,986
End of period	$519	$7,952
Supplemental cash flow disclosures:
Cash paid for taxes	$8	$2
Supplemental noncash investing and financing activities:
Right-of-use assets obtained with corresponding lease liability	$—	$1,877
Stock options issued in exchange for accrued liability	$—	$107

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

The condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, LLC and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The accompanying condensed consolidated balance sheet at June 30, 2023 has been derived from the audited balance sheet at December 31, 2022 contained in the above referenced Form 10-K.

Going Concern

The Company has had recurring losses from operations since inception and had negative cash flows from operating activities during the six months ended June 30, 2023, and the year ended December 31, 2022. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected condensed consolidated financial statement issuance date, is in excess of the cash available on-hand.

The Company’s research and development expenses and resulting cash burn during the six months ended June 30, 2023, were largely due to costs associated with customary study closure activities associated with the recently completed Phase 3 study of AR-301 for the treatment of ventilator associated pneumonia (“VAP”) caused by the Staphylococcus aureus bacteria, the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis, and the activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP. Current development activities are focused on AR-301, AR-320, and AR-501. However, going forward in the third quarter of 2023, we expect our expenses associated with the AR-301 and AR-320 programs to significantly decrease until the clinical development activities resume.

The Company plans to fund its cash flow needs through future debt and/or equity financings which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in August 2023 from equity raise proceeds, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date. In the absence of equity or debt financing, or other capital sources, including grant funding, potential collaborations or other strategic transactions, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before October 31, 2023.

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

Customer Risk

The Company recognized $45,000 in grant revenue from one customer during the three months ended June 30, 2023, and $1.1 million in grant revenue from three customers during the six months ended June 30, 2022, each individually comprising 5%, 16% and 79% of grant revenue for the six-month period accounting for 5% of total revenue. The Company recognized $0.3 million and $1.5 million in grant revenue from three customers during the three and six months ended June 30, 2022, each individually comprising 17%, 28% and 55% of grant revenue for the six-month period accounting for 100% of total revenue.

The Company recognized $19.6 million in license revenue (non-cash) from one customer during the three and six months ended June 30, 2023, and no license revenue during the three and six months ended June 30, 2022.

Accounts receivable from one customer were $0.2 million as of June 30, 2023, and $1.0 million as of December 31, 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$19	$4,876
Restricted cash – current	-	183
Restricted cash – non-current	500	500
Total cash, cash equivalents and restricted cash	$519	$5,559

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2023, and December 31, 2022, there were $0.2 million and $1.0 million in accounts receivable, respectively, and no allowances for doubtful accounts.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets during the period ended June 30, 2023 and approximately $227,000 in impairment of lab equipment during the period ended December 31, 2022.

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

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e., costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. Capitalized contract assets were zero at June 30, 2023 and $2.1 million at December 31, 2022. For the six months ended June 30, 2023, and 2022, there was no amortization of the contract assets. As of June 30, 2023 $2.1 million of contract assets were impaired in connection with the termination of a license agreement.

Contract Liabilities

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at June 30, 2023, and December 31, 2022 (see Note 6).

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

Other Comprehensive Income

Other comprehensive income is derived from the change in credit risk calculated by our fair value option valuation in connection with the Note Purchase Agreements with Streeterville Capital, LLC. Accumulated other comprehensive income increased from $5.1 million at December 31, 2022 to $6.5 million at June 30, 2023.

Earnings (Net Loss) Per Share

Basic earnings (net loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net earnings (net loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period.

For the three and six months ended June 30, 2023 the number of shares used to compute basic earnings (net loss) per share were 36.1 million shares and 33.3 million shares, respectively. For the three and six months ended June 30, 2023 the number of shares used to compute diluted earnings (net loss) per share were 36.6 million shares and 33.9 million shares, respectively. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss) available to common stockholders (basic and diluted)	$12,144	$(7,979)	$5,328	$(15,745)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders:
Basic	36,077,532	17,701,592	33,261,841	17,701,592
Diluted	36,572,960	17,701,592	33,917,422	17,701,592

Earnings (net loss) per share to common stockholders, basic and diluted
Basic	$0.34	$(0.45)	$0.16	$(0.89)
Diluted	$0.33	$(0.45)	$0.16	$(0.89)

The following potentially dilutive securities were excluded from the computation of diluted earnings (net loss) per share for the periods presented because including them would have been antidilutive:

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Stock options to purchase common stock	2,012,847	2,105,715
Common stock warrants	10,742,404	3,592,905
	12,755,251	5,698,620

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
Liabilities measured at fair value on a recurring basis	Level 1	Level 2	Level 3	Total
Notes payable (fair value)	—	—	4,730	4,730
Total liabilities measured at fair value	—	—	4,730	4,730

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Notes payable (fair value)	—	—	3,781	3,781
Total liabilities measured at fair value	—	—	3,781	3,781

The change in the estimated fair value of the Level 3 liability is summarized below:

Year ended December 31, 2022	Streeterville Notes Payable
Beginning fair value of Level 3 liability	5,282
Borrowings on notes payable	5,000
Repayments	(1,800)
Change in fair value	850
Gain on valuation	(500)
Change in instrument specific credit risk	(5,051)
Ending fair value of Level 3 liability	3,781

Six months ended June 30, 2023	Streeterville Notes Payable

Beginning fair value of Level 3 liability	3,781
Borrowings on notes payable	1,750
Repayments	(1,485)
Change in fair value	2,159
Change in instrument specific credit risk	(1,475)
Ending fair value of Level 3 liability	4,730

Streeterville Note

The fair value of the Streeterville Note as of June 30, 2023 amounting to $4.7 million, was based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair value in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the periods ended June 30, 2023 and December 31, 2022:

	Range of Inputs
	(risk free rate)
Unobservable Inputs	2023	2022
Risk free rate	5.0% - 5.5%	2.1% - 4.7%
Option adjusted spread	15.0%	10.0%
Illiquidity discount	3.75%	2.5%
Concluded discount rate	8.75% - 9.25%	4.75% - 8.5%

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

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Lab equipment	$2,232	$2,246
Leasehold improvements	527	527
Total property and equipment	2,759	2,773
Less: Accumulated depreciation	(2,190)	(2,043)
Property and equipment, net	$569	$730

Depreciation expense was approximately $61,000 and $130,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $147,000 and $261,000 for the six months ended June 30, 2023 and 2022.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(67)	(64)
Intangible assets, net	$14	$17

Amortization expense was approximately $2,000 for each of the three month periods ended June 30, 2023 and 2022, and approximately $3,000 for each of the six month periods ended June 30, 2023 and 2022.

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

MedImmune Limited — License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2022 and June 30, 2023.

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

On March 20th, 2023, the Company received a written notice from MedImmune that it has terminated that certain License Agreement by and between MedImmune and the Company dated as of July 12, 2021, and as amended by Amendment No. 1 to License Agreement, dated as of August 9, 2021 (the “License Agreement”), pursuant to Section 9.2.1 of the License Agreement for non-payment of the Upfront Cash Payment which was due on December 31, 2021. The notice states that such termination shall be effective on March 30, 2023. As a result of the termination, the on-going AR-320-003 Phase 3 clinical study has been put on hold. The Company does not agree that it is in material breach of the License Agreement. Based on the failure of MedImmune to assist in the necessary technology transfer pursuant to Section 3.5.2 of the License Agreement. The Company notified MedImmune on March 24, 2023 that it was in material breach of Section 3.5.2 and requested that the material breach be cured as soon as possible.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Research and development services	$7,928	$9,000
Payroll related expenses	519	456
Professional services and other	14	108
Accrued liabilities	$8,461	$9,564

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

The Company recognized no losses from the operations of the JV Entity for the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company’s equity method investment in the JV Entity was $0.

On August 21, 2023, Aridis Pharmaceuticals, Inc. (the “Company”) sent written notice to Shenzhen Arimab Biopharmaceuticals Co., Ltd. (“Arimab”) stating that as of August 21, 2023, the Amended and Restated Technology License and Collaboration Agreement between Arimab, a joint venture of the Company and Shenzhen Hepalink Pharmaceutical Group Co., Ltd. dated as of August 6, 2018 (the “Agreement”) would terminate pursuant to Section 11.2 of the Agreement.

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

Research and development costs incurred at non-EU sites are recognized as incurred. The Company recognized research and development expenses of $1.5 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and approximately $5.5 million for the year ended December 31, 2022 at non-EU sites.

Research and development costs incurred at EU sites are recognized as incurred for 25% of these costs. Research and development expenses of approximately $1.9 million and $2.3 million were incurred at EU sites for the three and six months ended June 30, 2023, respectively, and approximately $3.8 million for the year ended December 31, 2022. Of this gross expense amount, the EU contributed services of 75%, or $0.3 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and $2.9 million for the year ended December31, 2022. Thus, our liability presented on the accompanying condensed consolidated balance sheet is $1.5 million as of June 30, 2023 and $1.0 million as of December 31, 2022, and are presented within Accrued Liabilities on the accompanying condensed consolidated balance sheets.

In-kind contributions we make to the program will be expensed as R&D at their fair value when made. If the fair value of an in-kind contribution we make to the IMI JU differs from its carrying amount, we will recognize a gain or loss on disposition. No gain or loss on disposition was recognized for the three and six month periods ended June 30, 2023.

Cystic Fibrosis Foundation Development Agreement

In December 2016, the Company received an award from the Cystic Fibrosis Foundation (“CFF”), which was executed under the Development Program Letter Agreement (the “CFF Agreement”), for approximately $2.9 million. Under the CFF Agreement, CFF made an upfront payment of $200,000 and will make milestone payments to the Company as certain milestones defined in the agreement are met. The milestones relate to pre-clinical and clinical research activities. The agreement also specifies that we are obligated to cumulatively spend on the development program at least an equal amount that the Company receives from the CFF. In the event that we do not spend as much as we received under the agreement, we are obligated to return any overage to the CFF. In November 2018, the CFF increased the award to approximately $7.5 million. In December 2022, the CFF further increased the award to approximately $7.6 million by adding the “Additional Award Amount” of $150,000 with amendment no 2.

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

The Company determined as of June 30, 2023, the transaction price for the Phase 2a clinical trial contract was $3.2 million as achievement of the three development-based milestones was achieved during the year ended December 31, 2022 and a partial completion was achieve of the fourth milestone during the quarter ended June 30, 2023. As of June 30, 2023, the amount of the single remaining development-based milestone could not be included in the transaction price for this contract as it was contingent on successful completion of the remaining milestone, and it was not probable that a significant reversal of cumulative revenue recognized would not occur if that milestone were included in the transaction price. The Company recorded a contract liability for the remaining consideration of approximately $0.4 million to deferred revenue, current, on its consolidated balance sheet as of June 30, 2023.

The Company recognized grant revenue from the CFF Agreement of approximately $45,000 and $894,000 during the three and six month periods ended June 30, 2023, respectively, and approximately $36,000 and $815,000 during the three and six month periods ended June 30, 2022, respectively.

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

The Company recognized approximately $0 and $183,000 in grant revenue related to the Grant Agreement for the three and six month periods ended June 30, 2023 and approximately $132,000 and $252,000 in grant revenue for the three and six month periods ended June 30, 2022, respectively. The Company eliminated the contract liability in deferred revenue, current, on its condensed consolidated balance sheet as of June 30, 2023, as all the grant funding had been consumed.

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

As a result of termination of the License Agreement, the Company recognized approximately $19.6 million in license revenue for the three month period ended June 30, 2023. No license revenue had previously been recognized in connection with the License Agreement. The Company has no remaining portion of the nonrefundable upfront payment as a contract liability on its condensed consolidated balance sheet as of June 30, 2023 and has no further obligations under the License Agreement due to the termination.

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

The Company recognized approximately $0 and $51,000 in grant revenue related to the Kermode Agreement for the three and six month periods ended June 30, 2023 and approximately $125,000 and $413,000 in grant revenue for the three and six month periods ended June 30, 2022, respectively. The Company has no remaining portion of the nonrefundable upfront payment as a contract liability on its condensed consolidated balance sheet as of June 30, 2023 as the statement of work was considered completed.

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

On July 20, 2023, Streeterville provided a waiver with respect to the breach of Section 4(ii) of that certain Note Purchase Agreement dated November 23, 2021, in connection with the recent delisting of the Company’s common stock from Nasdaq to OTC Markets Pink Sheets. This in turn means that no such Event of Default has occurred pursuant to Section 4.1(l) of Secured Promissory Note #1 dated November 23, 2021, with respect to the recent delisting. Additionally, Streeterville provided a waiver with respect to the breach of Section 4(ii) and 4(iii) of that certain Note Purchase and Loan Restructuring Agreement dated April 26, 2023, in connection with the recent delisting of the Company’s common stock from Nasdaq to OTC Markets Pink Sheets. This in turn means that no such Triggering Event has occurred pursuant to Section 4.1(h) of Secured Promissory Note dated April 26, 2023, with respect to the recent delisting.

On August 31, 2023, Streeterville provided a waiver with respect to the breach of Section 4(i) of that certain Note Purchase and Loan Restructuring Agreement dated April 26, 2023, in connection with the delinquent filing of the Company’s Quarterly Report for the period ended June 30, 2023 on Form 10-Q with the SEC. This in turn means that no such Triggering Event has occurred pursuant to Section 4.1(h) of Secured Promissory Note dated April 26, 2023, with respect to the delinquent filing.

The fair value measurement includes interest, at the stated rate, and this separate amount is not reflected in the consolidated statement of operations. The Company has recorded a liability of approximately $4.7 million in Notes Payable (current) for both Notes, as of June 30, 2023.

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

The total premiums, taxes and fees financed is approximately $0.9 million with an annual interest rate of 5.129%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. The Company paid the insurance financing through installment payments and paid the remaining balance in May 2023. Accordingly, the Company had no liability recorded as of June 30, 2023 and a liability of approximately $0.5 million recorded in Note Payable as of December 31, 2022.

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

In connection with the October 2022 Securities Purchase Agreement, the Company entered into a Warrant Amendment (the “Warrant Amendment”) with the investor to amend the 2021 Warrants. Pursuant to the Warrant Amendment, the 2021 Warrants were amended, effective upon the closing of the October 2022 Securities Purchase Agreement, so that the amended warrants have a reduced exercise price from $5.00 per share to $2.00 per share. All other terms and provisions remain in full force and effect. On the date of the amendment, the Company calculated the fair value, using the Black-Scholes-Merton (“BSM”) option pricing model, of the 2021 Warrants immediately prior to the Warrant Amendment and immediately after the Warrant Amendment. On the date of the exchange, the 2021 Warrants were valued at $0.716 and $0.843, respectively, using the original and modified terms of the 2021 Warrants. The incremental change in fair value was deemed to be $314,170, which was included as equity issuance costs related to the October 2022 Securities Purchase Agreement.

In January 2023, Armistice exercised 3,044,000 warrants to purchase common stock.

9. Common Stock

As of June 30, 2023 the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding options to purchase common stock	2,322,576
Shares reserved for vesting of restricted stock units	315,540
Shares reserved for exercise of outstanding warrants to purchase common stock	10,742,404
Shares reserved for issuance of future options	245,442
Total	13,625,962

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

Stock option activity for the six months ended June 30, 2023 is represented in the following table:

		Options Outstanding
	Shares		Weighted-
	Available	Number of	Average
	for Grant	Shares	Exercise Price
Balances at December 31, 2022	396,014	2,111,379	$7.36
Options granted	(54,000)	54,000	$0.46
Options cancelled	113,060	(62,435)	$1.72
Balances at March 31, 2023	455,074	2,102,944	$7.35
Options granted	(377,500)	377,500	$0.16
Options cancelled	167,868	(157,868)	$0.16
Balances at June 30, 2023	245,442	2,322,576	$6.18

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and six month periods ended June 30, 2023 and 2022 were estimated using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expected term (in years)	6.00	6.00	6.00	6.00
Expected volatility	99%-100%	99%-100%	99%- 100%	99%- 100%
Risk-free interest-rate	4.04% - 4.90%	2.44% - 3.03%	4.28% - 4.90%	1.72% - 3.03%
Dividend yield	0%	0%	0%	0%

During the three and six month periods ended June 30, 2023, the Company granted options to purchase 377,500 and 431,500 shares, respectively, with a weighted-average grant date fair value of $0.16 per share. During the three and six month periods ended June 30, 2022, the Company granted options to purchase 258,934 and 334,569 shares with a weighted-average grant date fair value of $0.84 and $0.95 per share, respectively.

There were no options exercised during the three and six month periods ended June 30, 2023 and 2022.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options and RSUs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$149	$169	$293	$332
General and administrative	61	287	162	480
Total	$210	$456	$455	$812

As of June 30, 2023, total unrecognized stock-based compensation expenses related to unvested stock options and RSUs was approximately $0.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.3 years.

11. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For the three months ended June 30, 2023, and 2022, the Company recorded approximately $0 and $16,000, respectively, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of June 30, 2023, and December 31, 2022, the Company recorded approximately $17,000 and $33,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

On August 21, 2023, Aridis Pharmaceuticals, Inc. (the “Company”) sent written notice to Shenzhen Arimab Biopharmaceuticals Co., Ltd. (“Arimab”) stating that as of August 21, 2023, the Amended and Restated Technology License and Collaboration Agreement between Arimab, a joint venture of the Company and Shenzhen Hepalink Pharmaceutical Group Co., Ltd. dated as of August 6, 2018 (the “Agreement”) would terminate pursuant to Section 11.2 of the Agreement.

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

As a result of termination of the License Agreement, the Company recognized approximately $19.6 million in license revenue for the three month period ended June 30, 2023. No license revenue had previously been recognized in connection with the License Agreement. The Company has no remaining portion of the nonrefundable upfront payment as a contract liability on its condensed consolidated balance sheet as of June 30, 2023 and has no further obligations under the License Agreement due to the termination.

The Company recorded an impairment loss of approximately $2.1 million of a capitalized contract asset related to the incremental costs of obtaining the License Agreement resulting from termination of the License Agreement during the three months ended June 30, 2023. No impairment losses had previously been recorded in connection with the License Agreement.

Cystic Fibrosis Foundation

On December 7, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Cystic Fibrosis Foundation ( “CFF”), pursuant to which the Company agreed to offer, issue and sell to CFF in a private placement (the “PIPE”) 5,168,732 shares (the “Common Shares”) of common stock, par value $0.0001 (the “Common Stock”) for a purchase price of $0.938 per share for aggregate gross proceeds of approximately $4.85 million. In connection with the PIPE, CFF agreed not to sell or transfer any of the Common Shares, subject to certain customary exceptions, for a period of six months from the closing date of the PIPE.

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

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five-year term with a three-year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord, which is classified as restricted cash, noncurrent, in the Company’s condensed consolidated balance sheets at June 30, 2023, and December 31, 2022, respectively.

As of January 1, 2022, the Company adopted ASC 842, Leases. The Company recognizes ROU assets and lease liabilities at the adoption date based on the present value of future minimum lease payments over the lease term. The discount rate used was the incremental borrowing rate of 6% in determining the present value of the future minimum lease payments. The Company recognized ROU assets of $1.9 million and lease liabilities of $2.3 million as of adoption date. As of June 30, 2023, the Company’s ROU assets and liabilities related to the Lease are as follows (in thousands):

ROU assets, net	$1,188

Current portion of lease liabilities (included in current liabilities)	563
Lease liabilities, less current portion	1,002
Total lease liabilities	$1,565

The future minimum lease payments for the new facility as of June 30, 2023 are as follows (in thousands):

Period ending:
Year ending December 31, 2023	315
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Total lease payments	1,684
Less: imputed interest	(119)
Present value of operating lease liabilities	$1,565

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. None of these events occurred as of June 30, 2023. See “Development and License Agreements” in Note 6 of our Notes to the Condensed Consolidated Financial Statements.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of June 30, 2023, and December 31, 2022, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings ongoing at June 30, 2023.

Legal Proceedings

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in the Company’s preferred stock in July 2017 prior to the Company’s IPO in August 2018. The complaint alleges, among other things, that the Company breached its contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO. The plaintiff is asking for approximately $277,000 in compensatory damages, although in a recent motion practice the plaintiff indicated that it wants the stock purchase agreement between the parties, entered into prior to the IPO, to be rescinded and a return of the original purchase price of $531,687. Discovery has been completed and the parties filed competing motions for summary judgment on all claims. The Court heard oral argument on those motions on January 12, 2023. The parties now await the Court’s decision. We believe that the claims in this complaint are without merit and intend to continue to defend vigorously against them.

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The Company filed a first amended complaint on July 18, 2022 asserting the same claims. The landlord has filed a cross-complaint for damage to property and attorneys’ fees. Discovery in the case is proceeding and no trial date has been set. The parties have agreed to mediate the dispute and have selected a mediator. The court has set a trial setting conference for February 20, 2024.

The Company accrues a liability for such matters when it is probable that potential loss will be incurred and such amount can be reasonably estimated. As of June 30, 2023, and December 31, 2022, no liability has been recognized in relation to these matters.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant. As of June 30, 2023, management has complied with all of the required grant terms. There are no grant audits currently in process.

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

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and received one milestone payment of $250,000 in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products. None of these events occurred as of June 30, 2023.

13. Subsequent Events

On July 17, 2023, Aridis Pharmaceuticals, Inc. (the “Company”) received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) that it would delist the Company’s shares of common stock from the Nasdaq Capital Market upon the opening of trading on July 19, 2023. The Company’s common stock will be traded on the OTC Pink Sheets and the Company will seek to establish relationships with market makers to provide additional trading opportunities in the Company’s stock.

In August 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Securities Purchase Agreement”) with a certain institutional and accredited investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 4,000,000 shares of common stock, pre-funded warrants to purchase an aggregate of 6,000,000 shares of Common Stock (the “2023 Pre-Funded Warrants”), and unregistered warrants to purchase up to 10,000,000 shares of Common Stock (the “2023 Warrants”). Each Warrant is exercisable for one share of Common Stock. The common stock was issued for $0.20 per share which represents the per share public price on the date of issuance. The 2023 Pre-Funded Warrants were issued for $0.1999 per warrant and include a $0.001 per share exercise price and the 2023 Warrants have an exercise price of $0.20 per warrant. The 2023 Pre-Funded Warrants are exercisable immediately and the 2032 Warrants are exercisable six months after the closing date. The 2023 Pre-Funded Warrants do not expire and the 2023 Warrants expire on August 4, 2028. The Company received gross proceeds of approximately $2.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $1.7 million

FORWARD-LOOKING STATEMENTS

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

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	the timing of regulatory submissions;
●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;
●	approvals for clinical trials may be delayed or withheld by regulatory agencies;
●	preclinical and clinical studies will not be successful or confirm earlier results, meet expectations, meet regulatory requirements, or meet performance thresholds for commercial success;
●	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;
●	risks associated with obtaining third-party funding;
●	risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic;
●	risks associated with delays, increased costs and funding shortages caused by or resulting from geopolitical disruptions, such as the conflict between Ukraine and Russia;
●	management and employee operations and execution risks;
●	loss of key personnel;
●	competition;
●	risks related to market acceptance of products;
●	intellectual property risks;
●	assumptions regarding the size of the available market, benefits of our products, product pricing, and timing of product launches;
●	risks associated with the uncertainty of obtaining additional timely funding;
●	risks associated with the uncertainty of future financial results;
●	our ability to attract collaborators and partners; and
●	risks associated with our reliance on third-party organizations.

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

Financial Overview

We have incurred losses since our inception. Due to termination of the SAMR License Agreement we recognized upfront payments of approximately $19.6 million as license revenue which resulted in net income for the three and six month periods ended June 30, 2023 of $12.1 million and $5.3 million respectively. Our results for the year ended December 31, 2022 were a net loss of approximately $30.4 million. As of June 30, 2023 we had approximately $519 thousand of cash and cash equivalents and had an accumulated deficit of approximately $190.3 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

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

We anticipate that our expenses will increase substantially if and as we:

●	continue enrollment in our ongoing clinical trials;
●	initiate new clinical trials;
●	seek to identify, assess, acquire and develop other products, therapeutic candidates and technologies;
●	seek regulatory and marketing approvals in multiple jurisdictions for our therapeutic candidates that successfully complete clinical studies;
●	establish collaborations with third parties for the development and commercialization of our products and therapeutic candidates;
●	make milestone or other payments under our agreements, pursuant to which we have licensed or acquired rights to intellectual property and technology;
●	seek to maintain, protect, and expand our intellectual property portfolio;
●	seek to attract and retain skilled personnel;
●	incur the administrative costs associated with being a public company and related costs of compliance;
●	create additional infrastructure to support our operations as a commercial stage public company and our planned future commercialization efforts;
●	create additional interest-bearing debt;
●	experience any delays or encounter issues with any of the above;
●	incur risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID-19 pandemic; and
●	experience continued global disruptions associated with the conflict between Russian and Ukraine.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023, and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$45	$292	$(247)
License revenue	19,602		19,602
Total revenue	19,647	292	19,355
Operating expenses:
Research and development	4,668	6,348	(1,680)
General and administrative	1,310	1,681	(371)
Total operating expenses	5,978	8,029	(2,051)
Income (loss) from operations	13,669	(7,737)	21,406
Other income (expense):
Interest income, net	3	8	(5)
Other income	26	23	3
Change in fair value of note payable	(1,554)	(273)	(1,281)
Net income (loss)	$12,144	$(7,979)	$20,123

Grant Revenue. Grant revenue was approximately $45 thousand and $292 thousand for the three months ended June 30, 2023 and 2022, respectively. The three months ended June 30, 2023 and 2022 included revenue from CFF, Kermode and Gates.

License Revenue. License revenue was approximately $19.6 million and zero for the three months ended June 30, 2023 and 2022, respectively. The three months ended June 30, 2023 included recognition of revenue from upfront payments in connection with termination of the SAMR License Agreement.

Research and Development Expenses. Research and development expenses decreased by approximately $1.7 million from approximately $6.3 million for the three months ended June 30, 2022 to approximately $4.7 million for the three months ended June 30, 2023 due primarily to:

●	An increase of approximately $0.3 million in spending on our Phase 2a clinical trial evaluating AR-501 for the treatment of cystic fibrosis due to clinical trial study closures; and
●	a decrease of approximately $1.3 million in spending on completion and normal wind down costs for our Phase 3 clinical trial evaluating AR-301 for the treatment of VAP.
●	a decrease of approximately $0.4 million in spending on our clinical trial evaluating AR-320 for the prevention of VAP due to clinical trial study closures.

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.4 million from approximately $1.7 million for the three months ended June 30, 2022 to approximately $1.3 million for the three months ended June 30, 2023. The decrease was due primarily to decreases in personnel related costs, stock compensation expense, and liability insurance, partially offset by an increase in professional fees.

Interest Income, Net. Interest income, net decreased by approximately $5 thousand from approximately $8 thousand for the three months ended June 30, 2022 to approximately $3 thousand for the three months ended June 30, 2023. The decrease is primarily due to lower demand deposit account balances.

Change in fair value of note payable. Change in fair value of notes payable decreased by approximately $1.3 million to a loss of approximately $1.6 million for three months ended June 30, 2023 from a loss of approximately $0.3 million for the three months ended June 30, 2022 due to changes in default probability as determined by a third party valuation expert.

Comparison of the Six Months Ended June 30, 2023, and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023, and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,127	$1,479	$(352)
License revenue	19,602		19,602
Total revenue	20,729	1,479	19,250
Operating expenses:
Research and development	10,199	12,798	(2,599)
General and administrative	3,124	3,842	(718)
Total operating expenses	13,323	16,640	(3,317)
Income (loss) from operations	7,406	(15,161)	22,567
Other income (expense):
Interest income, net	30	(240)	270
Other income	51	45	6
Change in fair value of note payable	(2,159)	(389)	(1,770)
Net income (loss)	$5,328	$(15,745)	$21,073

Grant Revenue. Grant revenue was approximately $1.1 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. The six months ended June 30, 2023 and 2022 included revenue from CFF, Kermode and Gates.

License Revenue. License revenue was approximately $19.6 million and zero for the six months ended June 30, 2023 and 2022, respectively. The six months ended June 30, 2023 included recognition of revenue from upfront payments in connection with termination of the SAMR License Agreement.

Research and Development Expenses. Research and development expenses decreased by approximately $2.6 million from approximately $12.8 million for the six months ended June 30, 2022 to approximately $10.2 million for the six months ended June 30, 2023 due primarily to:

●	A decrease of approximately $1.2 million in spending on our Phase 2a clinical trial evaluating AR-501 for the treatment of cystic fibrosis due to clinical trial study closures; and
●	a decrease of approximately $1.0 million in spending on completion and normal wind down costs for our Phase 3 clinical trial evaluating AR-301 for the treatment of VAP.
●	a decrease of approximately $1.1 million in spending on our clinical trial evaluating AR-320 for the prevention of VAP due to clinical trial study closures.

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.7 million from approximately $3.8 million for the six months ended June 30, 2022 to approximately $3.1 million for the six months ended June 30, 2023. The decrease was due primarily to decreases in personnel related costs, stock compensation expense, and liability insurance, partially offset by an increase in professional fees.

Interest Income, Net. Interest income (expense), net increased by approximately $270 thousand from approximately $240 thousand of interest expense, net for the six months ended June 30, 2022 to approximately $30 thousand of interest income, net for the six months ended June 30, 2023. The expense decrease was primarily due to interest waivers on the Note Payable to Streeterville Capital, LLC.

Change in fair value of note payable. Change in fair value of notes payable decreased by approximately $1.8 million to a loss of approximately $2.2 million for six months ended June 30, 2023 from a loss of approximately $0.4 million for the six months ended June 30, 2022 due to changes in in default probability as determined by a third party valuation expert.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had approximately $19 thousand of cash and cash equivalents, $500 of restricted cash and had an accumulated deficit of approximately $190.3 million. As of December 31, 2022, we had approximately $4.9 million of cash, cash equivalents, $0.7 million of restricted cash and had an accumulated deficit of approximately $195.7 million.

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

On September 30, 2022, we signed an amendment to promissory note #2. Subject to certain provisions and so long as no Event of Default has occurred, then in addition to the three (3) deferral rights previously available, we shall have the right to exercise additional monthly deferrals until March 31, 2023 (each, an “Additional Deferral”). Each time Borrower exercises an Additional Deferral the Outstanding Balance will automatically be increased by 1.5%. As of June 30, 2023, no payments have been made on note #2.

On April 26, 2023, the Company entered into a Note Purchase and Loan Restructuring Agreement with Streeterville Capital, LLC modifying the principal amount of Note #2 from approximately $5,250,000 to approximately $9,287,000 in exchange for an additional investment amount of up to $2,500,000.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $915,000 with an annual percentage interest rate of 5.13%. At June 30, 2023, the balance of the insurance financing note had been paid in full.

We have had recurring negative cash flows from operations since inception and we anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. As described above under “Going Concern,” in the absence of equity or debt financing, or other capital sources, including grant funding, potential collaborations or other strategic transactions, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before October 31, 2023. Management is currently evaluating various cost reduction actions, including possible reductions in our workforce and suspending research and development expenditures on one or more product candidates, in order to reduce our expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow us to continue to operate without financing.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(8,345)	$(16,305)
Investing activities	14	(33)
Financing activities	3,291	4,304
Net (decrease) in cash, cash equivalents and restricted cash	$(5,040)	$(12,034)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $8.3 million for the six months ended June 30, 2023, which was primarily due to our net income of approximately $5.3 million, an increase in accounts payable of approximately $3.9 million, a decrease in contract costs of approximately $2.1 million, a decrease in other comprehensive income of approximately $1.5 million, a decrease in accounts receivable of approximately $0.8 million and stock-based compensation expense of approximately $0.5 million, offset by a decrease in deferred revenue of approximately $20.5 million, a decrease of approximately $1.1 million in accrued liabilities and an increase in change in fair value of note payable of $0.8 million.

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

Cash Flows from Investing Activities.

Net cash provided by investing activities of approximately $14 thousand during the six months ended June 30, 2023, was due to proceeds received from disposal of equipment.

Net cash used in investing activities of approximately $33 thousand during the six months ended June 30, 2022, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $3.3 million during the six months ended June 30, 2023 was from $2.0 million in proceeds received from issuance of common stock, net of issuance costs and approximately $1.8 million in proceeds from notes payable, net of issuance costs, partially offset by approximately $0.5 million for payment on financing of insurance premium during the second quarter of 2023.

Net cash provided by financing activities of approximately $4.3 million during the six months ended June 30, 2022 was from $5.0 million proceeds received from our loan from Streeterville Capital partially offset by approximately $0.7 million for payment on financing of insurance premium.

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

New Accounting Pronouncements

Please refer to section “New Accounting Pronouncements” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, the Chief Executive Officer concluded that our disclosure controls and procedures were ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have begun to remediate the identified material weakness by hiring additional senior accounting staff and financial consultants in our efforts to remediate the identified material weakness.

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

The conclusion of the Company’s Chief Executive Officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed in February 2020 in the New York State Supreme Court against the Company by an investor who invested in our company’s preferred stock in July 2017 which was prior to our initial public offering (IPO) in August 2018. The complaint alleges, among other things, that we breached our contract and fiduciary duty, by not issuing additional securities to the investor as a result of the Company’s IPO . The plaintiff is asking for approximately $277,000 in compensatory damages, although in a recent motion practice the plaintiff indicated that it wants the stock purchase agreement between the parties, entered into prior to the IPO, to be rescinded and a return of the original purchase price of $531,686.85. Discovery has been completed and the parties filed competing motions for summary judgment on all claims. The Court heard oral argument on those motions on January 12, 2023. The parties now await the Court’s decision. We believe that all of the claims in the complaint are without merit and intend to defend vigorously against them.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with Form Amendment No. 2 to Form S-1 on June 27, 2023)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.39 filed with Amendment No. 2 to Form S-1 on June 27, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aridis Pharmaceuticals, Inc.

Dated: September 13, 2023	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer)

Dated: September 13, 2023	By:	/s/ Vu Truong
Vu Truong, Chief Executive Officer
(Principal Financial Officer)

