Form 10-Q
period 2023-09-30
Aridis Pharmaceuticals, Inc.
filed 2023-11-06
CIK 1614067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38630

Aridis Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2641188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

983 University Avenue, Bldg. B
Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

(408) 385-1742

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	ARDS	OTCQB

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at September 30, 2023 was 44,574,021.

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35	$4,876
Restricted cash	—	183
Accounts receivable	417	1,000
Other receivables	100	240
Contract costs	—	1,986
Prepaid asset	3,558	3,341
Total current assets	4,110	11,626
Property and equipment, net	511	730
Right-of-use assets, net	1,073	1,417
Intangible assets, net	13	17
Restricted cash, non-current	500	500
Contract costs, non-current	—	78
Other assets	327	327
Total assets	$6,534	$14,695
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,410	$2,308
Accrued liabilities	7,691	9,564
Lease liabilities	576	538
Contract liabilities	380	20,173
Note payable	—	519
Note payable (at fair value)	3,410	3,781
Other liabilities	15	15
Total current liabilities	17,482	36,898
Contract liabilities, non-current	—	737
Lease liabilities, non-current	854	1,292
Total liabilities	18,336	38,927
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock (par value $0.0001; 60,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Common stock (par value $0.0001; 100,000,000 shares authorized; 44,574,021 and 27,033,532 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	5	3
Additional paid-in capital	170,827	166,380
Accumulated other comprehensive income	7,787	5,051
Accumulated deficit	(190,421)	(195,666)
Total stockholders’ deficit	(11,802)	(24,232)
Total liabilities and stockholders’ deficit	$6,534	$14,695

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Grant revenue	$417	$399	$1,544	$1,878
License revenue	—	—	19,602	—
Total revenue	417	399	21,146	1,878
Operating expenses:
Research and development	175	6,118	10,374	18,916
General and administrative	1,111	1,693	4,235	5,535
Total operating expenses	1,286	7,811	14,609	24,451
(Loss) income from operations	(869)	(7,412)	6,537	(22,573)
Other income (expense):
Interest income (expense), net	1	(27)	31	(267)
Other income	26	23	77	68
Change in fair value of note payable	759	(823)	(1,400)	(1,212)
Net income (loss)	$(83)	$(8,239)	$5,245	$(23,984)
Earnings (net loss) per share:
Basic	$0.00	$(0.47)	$0.15	$(1.35)
Diluted	$0.00	$(0.47)	$0.11	$(1.35)

Weighted-average common shares outstanding used in computing net loss per share available to common stockholders:
Basic	37,428,943	17,701,592	35,562,129	17,701,592
Diluted	37,428,943	17,701,592	47,178,967	17,701,592

Net income (loss)	$(83)	$(8,239)	$5,245	$(23,984)
Other comprehensive (loss) income	1,261	—	2,736	—
Total comprehensive income (loss)	$1,178	$(8,239)	$7,981	$(23,984)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share amounts)

	Three Months Ended September 30, 2023 (unaudited)
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of June 30, 2023	36,077,532	$4	$168,894	$(190,338)	$6,526	$(14,914)
Issuance of common stock in registered direct offering, net of issuance costs	4,000,000	1	1,683	—	—	1,684
Issuance of common stock upon exercise of warrants	3,462,000	—	—	—	—	—
Issuance of common stock in exchange for note modification	898,000	—	50	—	—	50
Issuance of common stock for restricted stock units	136,420	—	—	—	—	—
Stock-based compensation	—	—	200	—	—	200
Change in fair value of notes payable	—	—	—	—	1,261	1,261
Net loss	—	—	—	(83)	—	(83)
Balances as of September 30, 2023	44,574,021	$5	$170,827	$(190,421)	$7,787	$(11,802)

	Three Months Ended September 30, 2022 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of June 30, 2022	17,701,592	$2	$153,105	$(181,040)	$—	$(27,933)
Stock-based compensation	—	—	349	—	—	349
Net loss	—	—	—	(8,239)		(8,239)
Balances as of September 30, 2022	17,701,592	$2	$153,454	$(189,279)	$—	$(35,823)

	Nine Months Ended September 30, 2023 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of December 31, 2022	27,033,532	$3	$166,380	$(195,666)	$5,051	$(24,232)
Issuance of common stock in registered direct offering, net of issuance costs	10,000,000	1	3,739	—	—	3,740
Issuance of common stock upon exercise of warrants	6,506,000	1	3	—	—	4
Issuance of common stock in exchange for note modification	898,000	—	50	—	—	50
Issuance of common stock for restricted stock units	136,420	—	—	—	—	—
Change in fair value of notes payable	—	—	—	—	2,736	2,736
Stock-based compensation	—	—	655	—	—	655
Net income	—	—	—	5,245	—	5,245
Balances as of September 30, 2023	44,574,021	$5	$170,827	$(190,421)	$7,787	$(11,802)

	Nine Months Ended September 30, 2022 (unaudited)
					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Dollars	Capital	Deficit	Income	Deficit
Balances as of December 31, 2022	17,701,592	$2	$152,183	$(165,295)	$—	$(13,110)
Issuance of common stock for consulting services	—	—	3	—	—	3
Stock options issued in exchange for accrued liability	—	—	107	—	—	107
Stock-based compensation	—	—	1,161	—	—	1,161
Net loss	—	—		(23,984)	—	(23,984)
Balances as of September 30, 2022	17,701,592	$2	$153,454	$(189,279)	$—	$(35,823)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Aridis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,245	$(23,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	387
Asset impairment	—	33
Stock-based compensation expense	655	1,161
Other comprehensive income, industry specific credit risk on notes payable	2,736	—
Issuance of common stock in exchange for debt modification	(50)	—
Issuance of common stock in exchange for consulting services	—	3
Change in fair value of note payable	(1,336)	1,212
Non-cash debt issuance expense	—	250
Changes in operating assets and liabilities:
Accounts Receivable	583	—
Other receivables	140	(11)
Prepaid asset	(217)	(132)
Contract asset	1,986	—
Other assets	78	47
Lease liabilities	(56)	(19)
Accounts payable	3,102	(1,010)
Accrued liabilities and other liabilities	(1,873)	2,121
Contract liabilities	(20,530)	(628)
Net cash used in operating activities	(9,328)	(20,570)
Cash flows from investing activities:
Purchase of property and equipment	—	(33)
Proceeds from disposal of property and equipment	14	—
Net cash provided by (used) in investing activities	14	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	3,794	—
Proceeds from note payable	2,500	5,000
Payments on note payable	(1,485)	(450)
Payment on financing of insurance premium	(519)	(800)

Net cash provided by financing activities	4,290	3,750
Net (decrease) in cash, cash equivalents and restricted cash	(5,024)	(16,853)
Cash, cash equivalents and restricted cash at:
Beginning of period	5,559	19,986
End of period	$535	$3,133
Supplemental cash flow disclosures:
Cash paid for taxes	$8	$5
Supplemental noncash investing and financing activities:
Right-of-use assets obtained with corresponding lease liability	$—	$1,877
Stock options issued in exchange for accrued liability	$—	$107
Issuance of common stock in exchange for debt modification	$50	$107
Insurance financing	$519	$935

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

The condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Aridis Biopharmaceuticals, LLC and Aridis Pharmaceuticals, C.V. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The accompanying condensed consolidated balance sheet at September 30, 2023 has been derived from the audited balance sheet at December 31, 2022 contained in the above referenced Form 10-K.

Going Concern

The Company has had recurring losses from operations since inception and had negative cash flows from operating activities during the nine months ended September 30, 2023, and the year ended December 31, 2022. Management expects to incur operating losses and negative cash flows from operations in the foreseeable future as the Company continues its product development programs. The forecasted outflow of cash for at least a one-year period from the expected condensed consolidated financial statement issuance date is in excess of the cash available on-hand.

The Company’s research and development expenses and resulting cash burn during the nine months ended September 30, 2023, were largely due to costs associated with the Phase 1/2 study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis and the activities associated with the Phase 3 study of AR-320 for the prevention of S. aureus VAP. Until the clinical development activities for AR-301 and AR-320 resume, the current clinical development activities are focused primarily on AR-501.

The Company plans to fund its cash flow needs through future debt and/or equity financings, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its future business prospects and its ability to continue as a going concern. The Company believes that its current available cash and cash equivalents, including cash received in August 2023 from equity raise proceeds, will not be sufficient to fund its planned expenditures and meet the Company’s obligations for at least the one-year period following its consolidated financial statement issuance date. In the absence of equity or debt financing, or other capital sources, including grant funding, potential collaborations or other strategic transactions, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before November 30, 2023.

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

Customer Risk

The Company recognized $0.4 million in grant revenue from one customer during the three months ended September 30, 2023, and $1.5 million in grant revenue from three customers during the nine months ended September 30, 2023, each individually comprising 3%, 12% and 85% of grant revenue for the nine-month period accounting for 7% of total revenue. The Company recognized $0.4 million and $1.9 million in grant revenue from three customers during the three and nine months ended September 30, 2022, each individually comprising 27%, 34% and 39% of grant revenue for the nine-month period accounting for 100% of total revenue.

The Company recognized $0 and $19.6 million in license revenue (non-cash) from one customer during the three and nine months ended September 30, 2023, and no license revenue during the three and nine months ended September 30, 2022.

Accounts receivable from one customer were $0.4 million as of September 30, 2023, and $1.0 million as of December 31, 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$35	$4,876
Restricted cash – current	-	183
Restricted cash – non-current	500	500
Total cash, cash equivalents and restricted cash	$535	$5,559

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company considers the creditworthiness of its customers but does not require collateral in advance of a sale. The Company evaluates collectability and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio when necessary. The allowance is based on the Company’s best estimate of the amount of losses in the Company’s existing accounts receivable, which is based on customer creditworthiness, facts and circumstances specific to outstanding balances, and payment terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023, and December 31, 2022, there were $0.4 million and $1.0 million in accounts receivable, respectively, and no allowances for doubtful accounts.

Operating Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and include any lease payments made prior to or on lease commencement and lease incentives and initial direct costs incurred, as applicable.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment is measured by the excess of the carrying amount of the assets over fair value less the costs to sell the assets, generally determined using the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets during the period ended September 30, 2023 and approximately $227 thousand in impairment of lab equipment during the period ended December 31, 2022.

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

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. In developing the standalone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company receives grant and license payments from its customers based on payment schedules established in each contract. The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on its condensed consolidated balance sheets. Amounts recognized as revenue, but not yet received or invoiced are recorded within other receivables on the condensed consolidated balance sheet. Amounts are recorded as other receivables on the condensed consolidated balance sheet when our right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of a majority of the promised goods or services to the customer will be one year or less.

Contract Assets

The incremental costs of obtaining a contract under ASC 606 (i.e., costs that would not have been incurred if the contract had not been obtained) are recognized as an asset in the Company’s condensed consolidated balance sheets if the Company expects to recover them (see Note 6). Capitalized costs will be amortized to the respective expenses using a systematic basis that mirrors the pattern in which the Company transfers control of the goods and service to the customer. At each reporting date, the Company determines whether the capitalized costs to obtain a contract are impaired by comparing the carrying amount of the asset to the remaining amount of consideration that the Company received and expects to receive less the costs that relate to providing services under the relevant contract. Capitalized contract assets were $0 at September 30, 2023 and $2.1 million at December 31, 2022. Amortization of the contract assets was $0 for the three and nine month periods ended September 30, 2023, and $0 for the three and nine month periods ended September 30, 2022. In connection with the termination of a license agreement, $0 and $2.1 million of contract assets were impaired for the three and nine month periods ended September 30, 2023, respectively.

Contract Liabilities

Amounts received prior to satisfying the above revenue recognition criteria, or in which the Company has an unconditional right to payment, are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. The Company has estimated the classification between current and noncurrent deferred revenue related to the respective license agreement within its condensed consolidated balance sheets at September 30, 2023, and December 31, 2022 (see Note 6).

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

Other Comprehensive Income

Other comprehensive income is derived from the change in credit risk calculated by our fair value option valuation in connection with the Note Purchase Agreements with Streeterville Capital, LLC. Accumulated other comprehensive income increased from $5.1 million at December 31, 2022 to $7.8 million at September 30, 2023.

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

For the three and nine months ended September 30, 2023 the number of shares used to compute basic earnings (net loss) per share were 37.4 million shares and 35.6 million shares, respectively. For the three and nine months ended September 30, 2023 the number of shares used to compute diluted earnings (net loss) per share were 37.4 million shares and 47.2 million shares, respectively. The following table presents the computation of the basic and diluted net loss per share to common stockholders (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net (loss) income available to common stockholders (basic and diluted)	$(83)	$(8,239)	$5,245	$(23,984)

Denominator:
Weighted-average common shares outstanding used in computing net loss per share available to common stockholders:
Basic	37,428,943	17,701,592	35,562,129	17,701,592
Diluted	37,428,943	17,701,592	47,178,967	17,701,592

Earnings (net loss) per share to common stockholders, basic and diluted
Basic	$0.00	$(0.47)	$0.15	$(1.35)
Diluted	$0.00	$(0.47)	$0.11	$(1.35)

The following potentially dilutive securities were excluded from the computation of diluted earnings (net loss) per share for the nine month period ended September 30, 2023 because including them would have been antidilutive:

Stock options to purchase common stock	2,461,749
Common stock warrants	23,280,404
25,742,153

All potentially dilutive securities were excluded from the computation of net loss per share for the nine month period ended September 30, 2022 because including them would have been antidilutive.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
Liabilities measured at fair value on a recurring basis	Level 1	Level 2	Level 3	Total
Notes payable (fair value)	—	—	3,410	3,410
Total liabilities measured at fair value	—	—	3,410	3,410

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Notes payable (fair value)	—	—	3,781	3,781
Total liabilities measured at fair value	—	—	3,781	3,781

The change in the estimated fair value of the Level 3 liability is summarized below:

Year ended December 31, 2022	Streeterville Notes Payable
Beginning fair value of Level 3 liability	5,282
Borrowings on notes payable	5,000
Repayments	(1,800)
Change in fair value	850
Gain on valuation	(500)
Change in instrument specific credit risk	(5,051)
Ending fair value of Level 3 liability	3,781

Nine months ended September 30, 2023	Streeterville Notes Payable

Beginning fair value of Level 3 liability	3,781
Borrowings on notes payable	2,500
Repayments	(1,535)
Change in fair value	1,400
Change in instrument specific credit risk	(2,736)
Ending fair value of Level 3 liability	3,410

Streeterville Note

The fair value of the Streeterville Note as of September 30, 2023 amounting to $3.4 million, was based on the weighted average discounted expected future cash flows representing the terms of the note, discounting them to their present value equivalents. This was classified as Level 3 fair value in the fair value hierarchy due to the use of unobservable inputs, including the Company’s own credit risk.

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

The following table summarizes the quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for the periods ended September 30, 2023 and December 31, 2022:

	Range of Inputs
	(risk free rate)
Unobservable Inputs	2023	2022
Risk free rate	5.4% - 5.6%	2.1% - 4.7%
Option adjusted spread	15.0%	10.0%
Illiquidity discount	3.75%	2.5%
Concluded discount rate	9.25%	4.75% - 8.5%

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

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Lab equipment	$2,232	$2,246
Leasehold improvements	527	527
Total property and equipment	2,759	2,773
Less: Accumulated depreciation	(2,248)	(2,043)
Property and equipment, net	$511	$730

Depreciation expense was approximately $58,000 and $123,000 for the three months ended September 30, 2023 and 2022, respectively, and approximately $205,000 and $383,000 for the nine months ended September 30, 2023 and 2022, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Licenses	$81	$81
Less: Accumulated amortization	(68)	(64)
Intangible assets, net	$13	$17

Amortization expense was approximately $1,000 for each of the three month periods ended September 30, 2023 and 2022, and approximately $4,000 for each of the nine month periods ended September 30, 2023 and 2022.

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

MedImmune Limited — License Agreement

In July 2021, the Company executed a license agreement effective July 12, 2021 and entered into an amendment to the license agreement on August 9, 2021 (collectively the “MedImmune License Agreement”) with MedImmune Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive worldwide license for the development and commercialization of suvratoxumab, a Phase 3 ready fully human monoclonal antibody targeting the Staphylococcus aureus alpha toxin (the “Licensed Product”). As consideration for the MedImmune License Agreement, the Company issued 884,956 shares of its common stock to MedImmune and a $5.0 million cash payment is due to MedImmune upon the earlier of (i) a registered direct offering in which the Company receives third-party funding or (ii) December 31, 2021. The $5.0 million liability has not been paid and therefore has been included in accrued liabilities within the Company’s consolidated balance sheet at December 31, 2022 and September 30, 2023.

As additional consideration, the Company will pay MedImmune milestone payments upon the achievement of certain regulatory approvals for one licensed product, up to a total aggregate amount of $30.0 million and sales related milestone payments of up to $85.0 million. To date, no milestones have been achieved and no milestone payments have been made pursuant to this agreement. MedImmune is entitled to royalty payments based on aggregate net sales ranging from 12.5% to 15% dependent on net sales volume. Further, until delivery of an interim data readout, or an interim futility analysis, from the first Phase 3 clinical study for any indication, MedImmune has a right of first negotiation regarding any commercial rights that the Company intends to sub-license. The term of the MedImmune License Agreement continues until the expiration of the last royalty term for the last licensed product as defined in the license agreement.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Research and development services	$7,215	$9,000
Payroll related expenses	435	456
Professional services and other	41	108
Accrued liabilities	$7,691	$9,564

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

The Company recognized no losses from the operations of the JV Entity for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company’s equity method investment in the JV Entity was $0.

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

6. Development and License Agreements

Agreement with Innovative Medicines Initiative Joint Undertaking

In March 2021, the Company entered into an agreement (the IMI JU Agreement) with the Innovative Medicines Initiative (IMI) funded consortium COMBACTE-NET to collaborate with other participants in a joint undertaking (the IMI JU) to combat bacterial resistance in Europe. The IMI JU Agreement facilitates a pan-European clinical trial network to test antibiotics and other drugs to prevent and treat various infections. This project commenced on January 1, 2013 with an initial duration of seven years. It has since been extended to October 31, 2023. The project has 46 participants including European Federation of Pharmaceutical Industries and Associations (EFPIA) companies, universities, research organizations, public bodies, non-profit groups, subject matter experts, and third parties.

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

Research and development costs incurred at non-EU sites are recognized as incurred. The Company recognized research and development expenses of $0.7 and $1.4 million for the three and nine months ended September 30, 2023, respectively, and approximately $5.5 million for the year ended December 31, 2022 at non-EU sites.

Research and development costs incurred at EU sites are recognized as incurred for 25% of these costs. Research and development expenses of approximately $0 and $2.3 million were incurred at EU sites for the three and nine months ended September 30, 2023, respectively, and approximately $3.8 million for the year ended December 31, 2022. Of this gross expense amount, the EU contributed services of 75%, or $0 and $1.7 million for the three and nine months ended September 30, 2023, respectively, and $2.9 million for the year ended December 31, 2022. Thus, our liability presented on the accompanying condensed consolidated balance sheet is $0.6 million as of September 30, 2023 and $1.0 million as of December 31, 2022, and are presented within Accrued Liabilities on the accompanying condensed consolidated balance sheets.

In-kind contributions we make to the program will be expensed as R&D at their fair value when made. If the fair value of an in-kind contribution we make to the IMI JU differs from its carrying amount, we will recognize a gain or loss on disposition. No gain or loss on disposition was recognized for the three and nine month periods ended September 30, 2023.

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

The Company determined that as of September 30, 2023, the transaction price for the Phase 2a clinical trial contract was $3.6 million based on the achievement of the three development-based milestones during the year ended December 31, 2022 and completion of the fourth milestone during the quarter ended September 30, 2023.

The Company recognized grant revenue from the CFF Agreement of approximately $0.4 million and $1.3 million during the three and nine month periods ended September 30, 2023, respectively, and approximately $(0.1) million and $0.7 million during the three and nine month periods ended September 30, 2022, respectively.

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

The Company recognized approximately $0 and $0.2 million in grant revenue related to the Grant Agreement for the three and nine month periods ended September 30, 2023 and approximately $0.4 million and $0.6 million in grant revenue for the three and nine month periods ended September 30, 2022, respectively. The Company eliminated the contract liability in deferred revenue, current, on its condensed consolidated balance sheet as of September 30, 2023, as all the grant funding had been consumed.

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

As a result of termination of the License Agreement, the Company recognized $0 and approximately $19.6 million in license revenue during the three and nine month periods ended September 30, 2023. No license revenue had previously been recognized in connection with the License Agreement. The Company has no remaining portion of the nonrefundable upfront payment as a contract liability on its condensed consolidated balance sheet as of September 30, 2023 and has no further obligations under the License Agreement due to the termination.

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

The Company recognized approximately $0 and $0.1 million in grant revenue related to the Kermode Agreement for the three and nine month periods ended September 30, 2023 and approximately $0.1 million and $0.5 million in grant revenue for the three and nine month periods ended September 30, 2022, respectively. The Company has no remaining portion of the nonrefundable upfront payment as a contract liability on its condensed consolidated balance sheet as of September 30, 2023 as the statement of work was considered completed.

National Institutes of Health / National Institute of Allergy and Infectious Diseases Grants

In June 2023, the Company received a grant award from the National Institute of Allergy and Infectious Diseases division of the National Institutes of Health, in collaboration with researchers at Eitr Biosciences in San Diego, California, to develop pan-coronavirus human monoclonal antibody. The Company expects to commence work and receive funding under the collaboration in the fourth quarter of 2023.

In August 2023, the Company received a grant award from the National Institute of Allergy and Infectious Diseases division of the National Institutes of Health, in collaboration with researchers at Emory University in Atlanta, Georgia, to apply the company’s APEXTM human monoclonal antibody (“mAb’) discovery and production platform technology to discover and develop antibacterial mAbs from patients. The Company expects to commence work and receive funding under the collaboration in the fourth quarter of 2023.

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

On September 22, 2023, the Company entered into an Exchange Agreement (the “September 2023 Exchange Agreement”) with Streeterville, pursuant to which we agreed to (i) partition from the Note a new Promissory Note (the “September 2023 Partitioned Note”) in the original principal amount of $50,000 (the “September 2023 Exchange Amount”), (ii) cause the outstanding balance of the Note to be reduced by an amount equal to the September 2023 Exchange Amount, and (iii) exchange (the “September 2023 Exchange”) the September 2023 Partitioned Note for 898,069 shares of the Company’s common stock. On September 22, 2023 the fair value of the shares issued was approximately $99 thousand and we immediately recorded $49 thousand as stock issuance costs through a reduction to additional paid-in-capital.

The September 2023 Exchange was effected pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). There are no gross proceeds to the Company in respect of the September 2023 Exchange, provided that all of the September 2023 Exchange Amount will be applied to settle the September 2023 Partitioned Note.

The fair value measurement includes interest, at the stated rate, and this separate amount is not reflected in the consolidated statement of operations. The Company has recorded a liability of approximately $3.4 million in Notes Payable (current) for both Notes, as of September 30, 2023.

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

The total premiums, taxes and fees financed was approximately $0.9 million with an annual interest rate of 5.129%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promised to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. The Company paid the insurance financing through installment payments and paid the remaining balance in May 2023. Accordingly, the Company had no liability recorded as of September 30, 2023 and a liability of approximately $0.5 million recorded in Note Payable as of December 31, 2022.

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

In December 2021, all August 2021 Pre-Funded Warrants were exercised. A total of 3,647,556 shares of Common Stock were issued in exchange for approximately $4,000 in cash as a result of the exercise.

In October 2022, the Company entered into a Securities Purchase Agreement (the “October 2022 Securities Purchase Agreement”) with a certain institutional and accredited investor, pursuant to which the Company agreed to offer, issue and sell to this investor, in a registered direct offering, 1,800,000 shares of common stock, pre-funded warrants to purchase an aggregate of 5,407,208 shares of Common Stock (the “2022 Pre-Funded Warrants”), and unregistered warrants to purchase up to 7,207,208 shares of Common Stock (the “2022 Warrants”). Each Warrant is exercisable for one share of Common Stock. The common stock was issued for $1.11 per share which represents the per share public price on the date of issuance. The 2022 Pre-Funded Warrants were issued for $1.109 per warrant and include a $0.001 per share exercise price and the 2022 Warrants have an exercise price of $1.11 per warrant. The 2022 Pre-Funded Warrants are exercisable immediately and the 2022 Warrants are exercisable six months after the closing date. The 2022 Pre-Funded Warrants do not expire and the 2022 Warrants expire on April 7, 2028. The Company received gross proceeds of approximately $8.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $7.9 million.

In August 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Securities Purchase Agreement”) with a certain institutional and accredited investor, in which the Company agreed to offer, issue and sell to this investor, pursuant to a registration statement on Form S-1, 4,000,000 shares of common stock, pre-funded warrants to purchase an aggregate of 6,000,000 shares of Common Stock (the “2023 Pre-Funded Warrants”), and unregistered warrants to purchase up to 10,000,000 shares of Common Stock (the “2023 Warrants”). Each Warrant is exercisable for one share of Common Stock. The common stock was issued for $0.20 per share which represents the per share public price on the date of issuance. The 2023 Pre-Funded Warrants were issued for $0.1999 per warrant and include a $0.001 per share exercise price and the 2023 Warrants have an exercise price of $0.20 per warrant. The 2023 Pre-Funded Warrants and the 2023 Warrants are exercisable immediately. The 2023 Pre-Funded Warrants do not expire and the 2023 Warrants expire on August 4, 2028. The Company received gross proceeds of approximately $2.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $1.7 million (see Note 9).

The 2021 Pre-Funded Warrants, 2022 Pre-Funded Warrants and the 2023 Pre-Funded Warrants (collectively, “the Pre-Funded Warrants”) were offered in lieu of shares of Common Stock to the Purchaser whose purchase of shares of Common Stock in the offerings would otherwise result in the Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the Purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the offerings. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. A holder (together with its affiliates) may not exercise any portion of the Warrant or Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Warrant or Pre-Funded Warrants, as applicable. The exercise price of the Warrants and the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and Pre-Funded Warrants. Each of the Warrants and the Pre-Funded Warrants may be exercised on a “cashless” basis under certain circumstances set forth in the Warrants and Pre-Funded Warrants agreements.

In connection with the October 2022 Securities Purchase Agreement, the Company entered into a Warrant Amendment (the “Warrant Amendment”) with the investor to amend the 2021 Warrants. Pursuant to the Warrant Amendment, the 2021 Warrants were amended, effective upon the closing of the October 2022 Securities Purchase Agreement, so that the amended warrants have a reduced exercise price from $5.00 per share to $2.00 per share. All other terms and provisions remain in full force and effect. In connection with the August 2023 Securities Purchase Agreement, the Company entered into a Warrant Amendment with the investor to amend the 2021 Warrants. Pursuant to the Warrant Amendment, the 2021 Warrants were amended, effective upon the closing of the August 2023 Securities Purchase Agreement, so that the exercise price of the amended warrants was reduced from $2.00 per share to $0.20 per share and extended the original expiration date of such Existing Warrants to August 4, 2028. All other terms and provisions remain in full force and effect. Additionally, in connection with the August 2023 Securities Purchase Agreement, the Company entered into a Warrant Amendment with the investor to amend certain outstanding warrants that were previously issued in October 2022. Pursuant to the Warrant Amendment, the October 2022 Warrants were amended, effective upon the closing of the August 2023 Securities Purchase Agreement, so that the exercise price of the amended warrants was reduced from $1.11 per share to $0.20 per share. All other terms and provisions remain in full force and effect.

In January 2023, the investor exercised 3,044,000 of the October 2022 pre-funded warrants to purchase common stock and 3,044,000 shares of Common Stock were issued in exchange for approximately $3,000 in cash as a result of the exercise. In August 2023, the investor exercised 3,462,000 of the August 2023 pre-funded warrants to purchase common stock and 3,462,000 shares of Common Stock were issued in exchange for approximately $3,000 in cash as a result of the exercise.

9. Common Stock

As of September 30, 2023 the Company had reserved the following common stock for future issuance:

Shares reserved for exercise of outstanding options to purchase common stock	2,461,749
Shares reserved for vesting of restricted stock units	159,120
Shares reserved for exercise of outstanding warrants to purchase common stock	23,280,404
Shares reserved for issuance of future options	126,269
Total	26,027,542

Securities Purchase Agreement

In August 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Securities Purchase Agreement”) with a certain institutional and accredited investor, in which the Company agreed to offer, issue and sell to this investor, pursuant to a registration statement on Form S-1, 4,000,000 shares of common stock, pre-funded warrants to purchase an aggregate of 6,000,000 shares of Common Stock (the “2023 Pre-Funded Warrants”), and unregistered warrants to purchase up to 10,000,000 shares of Common Stock (the “2023 Warrants”). Each Warrant is exercisable for one share of Common Stock. The common stock was issued for $0.20 per share which represents the per share public price on the date of issuance. The 2023 Pre-Funded Warrants were issued for $0.1999 per warrant and include a $0.001 per share exercise price and the 2023 Warrants have an exercise price of $0.20 per warrant. The 2023 Pre-Funded Warrants are exercisable immediately and the 2023 Warrants are exercisable six months after the closing date. The 2023 Pre-Funded Warrants do not expire and the 2023 Warrants expire on August 4, 2028. The Company received gross proceeds of approximately $2.0 million, and after deducting the placement agent fees and expenses and offering costs, net proceeds were approximately $1.7 million.

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

Nasdaq Stock Market

On July 17, 2023, Aridis Pharmaceuticals, Inc. (the “Company”) received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) that it would delist the Company’s shares of common stock from the Nasdaq Capital Market upon the opening of trading on July 19, 2023. As of September 30, 2023, the Company’s common stock was traded on the OTC Pink Sheets.

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

Stock option activity for the nine months ended September 30, 2023 is represented in the following table:

		Options Outstanding
	Shares		Weighted- Average
	Available	Number of	Exercise
	for Grant	Shares	Price
Balances at December 31, 2022	396,014	2,111,379	$7.36
Options granted	(54,000)	54,000	$0.46
Options cancelled	113,060	(62,435)	$1.72
Balances at March 31, 2023	455,074	2,102,944	$7.35
Options granted	(377,500)	377,500	$0.16
Options cancelled	167,868	(157,868)	$0.16
Balances at June 30, 2023	245,442	2,322,576	$6.18
Options granted	(185,000)	185,000	$0.08
Options cancelled	65,827	(45,827)	$1.66
Balances at September 30, 2023	126,269	2,322,576	$6.27

The Company estimated the fair value of options using the BSM option valuation model. The fair value of options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the options granted during the three and nine month periods ended September 30, 2023 and 2022 were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expected term (in years)	6.00	6.00	6.00	6.00
Expected volatility	99%-100%	99%-100%	99%- 100%	99%- 100%
Risk-free interest-rate	4.43%	2.44% - 3.03%	3.31% - 4.43%	1.72% - 3.03%
Dividend yield	0%	0%	0%	0%

During the three and nine month periods ended September 30, 2023, the Company granted options to purchase 185,000 and 616,500 shares, respectively, with a weighted-average grant date fair value of $0.08 and $0.16 per share, respectively. During the three and nine month periods ended September 30, 2022, the Company granted options to purchase 35,000 and 379,569 shares with a weighted-average grant date fair value of $1.53 and $1.00 per share, respectively.

There were no options exercised during the three and nine month periods ended September 30, 2023 and 2022.

Stock-Based Compensation

The following table presents stock-based compensation expense related to stock options and RSUs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Research and development	$135	$159	$428	$385
General and administrative	65	190	227	776
Total	$200	$349	$655	$1,161

As of September 30, 2023, total unrecognized stock-based compensation expenses related to unvested stock options and RSUs was approximately $0.6 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.3 years.

11. Related Parties

Joint Venture

On February 11, 2018, the Company entered into a Joint Venture (“JV”) Agreement with Hepalink which is a related party and principal shareholder in the Company, pursuant to which the Company formed a JV Entity for developing and commercializing products for infectious diseases in the greater China territories. It was agreed by the parties that the Company shall be reimbursed for certain legal and contract manufacturing expenses related to the clinical drug supply for a Phase 3 clinical study of AR-301 and the clinical drug supply for a clinical study of AR-105. For both the three and nine month periods ended September 30, 2023, and 2022, the Company recorded $0, as a reduction to operating expenses in the condensed consolidated statements of operations for amounts reimbursed to the Company by the JV Entity under this arrangement. As of September 30, 2023, and December 31, 2022, the Company recorded approximately $6,000 and $33,000, respectively, in other receivables on the condensed consolidated balance sheets for amounts owed to the Company by the JV Entity under this arrangement and the Company expects the amounts to be collectable and as a result, no reserve for uncollectability was established.

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

As a result of termination of the License Agreement, the Company recognized approximately $19.6 million in license revenue during the nine-month period ended September 30, 2023. No license revenue had previously been recognized in connection with the License Agreement. The Company has no remaining portion of the nonrefundable upfront payment as a contract liability on its condensed consolidated balance sheet as of September 30, 2023 and has no further obligations under the License Agreement due to the termination.

The Company recorded an impairment loss of approximately $2.1 million of a capitalized contract asset related to the incremental costs of obtaining the License Agreement resulting from termination of the License Agreement during the nine-month period ended September 30, 2023. No impairment losses had previously been recorded in connection with the License Agreement.

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

In October 2020, the Company entered into a new lease agreement (the “Lease Agreement”) with Boccardo Corporation (the “Landlord”) pursuant to which the Company leased approximately 15,129 square feet of office and laboratory space in Los Gatos, California. In December 2020, the Company moved into the new facility which serves as the Company’s corporate headquarters and the Company has made leasehold improvements to the new facility of which approximately $378,000 may be reimbursed by the Landlord as certain criteria are met as defined in the Lease Agreement. The lease commenced in December 2020 and has an approximate five-year term with a three-year renewal option. Rental payments by the Company commenced on February 1, 2021. In connection with the Lease Agreement, the Company was required to deliver a security deposit in the form of a letter of credit of $500,000 to the Landlord, which is classified as restricted cash, noncurrent, in the Company’s condensed consolidated balance sheets at September 30, 2023, and December 31, 2022, respectively.

As of January 1, 2022, the Company adopted ASC 842, Leases. The Company recognizes ROU assets and lease liabilities at the adoption date based on the present value of future minimum lease payments over the lease term. The discount rate used was the incremental borrowing rate of 6% in determining the present value of the future minimum lease payments. The Company recognized ROU assets of $1.9 million and lease liabilities of $2.3 million as of adoption date. As of September 30, 2023, the Company’s ROU assets and liabilities related to the Lease are as follows (in thousands):

ROU assets, net	$1,073

Current portion of lease liabilities (included in current liabilities)	576
Lease liabilities, less current portion	854
Total lease liabilities	$1,430

The future minimum lease payments for the new facility as of September 30, 2023 are as follows (in thousands):

Period ending:
Year ending December 31, 2023	158
Year ending December 31, 2024	646
Year ending December 31, 2025	666
Thereafter	57
Total lease payments	1,527
Less: imputed interest	(97)
Present value of operating lease liabilities	$1,430

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

License Agreements

The Company has entered into various collaboration and licensing agreements that provide it with access to certain technology and patent rights. Under the terms of the agreements, the Company may be required to make milestone payments upon achievement of certain development and regulatory activities. None of these events occurred as of September 30, 2023. See “Development and License Agreements” in Note 6 of our Notes to the Condensed Consolidated Financial Statements.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that a potential loss will be incurred and such amount can be reasonably estimated. As of September 30, 2023, and December 31, 2022, no accruals have been made related to commitments and contingencies.

From time to time, the Company may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. See below Legal Proceedings ongoing at September 30, 2023.

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

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The Company filed a first amended complaint on July 18, 2022 asserting the same claims. The landlord has filed a cross-complaint for damage to property and attorneys’ fees. The court has set a trial setting conference for February 20, 2024. The parties have agreed to mediate the dispute and mediation is on-going.

The Company accrues a liability for such matters when it is probable that potential loss will be incurred and such amount can be reasonably estimated. As of September 30, 2023, and December 31, 2022, no liability has been recognized in relation to these matters.

Grant Income

The Company receives various grants that are subject to audit by the grantors or their representatives. Such audits could result in requests for reimbursement for expenditures disallowed under the terms of the grant. As of September 30, 2023, management has complied with all of the required grant terms. There are no grant audits currently in process.

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

Kermode Agreement

In February 2021, the Company entered into the Kermode Agreement, in which the Company received an upfront payment of $500,000 and received one milestone payment of $250,000 in December 2021. The Company will receive one more milestone payment of $250,000 from Kermode after certain research and development phases in the agreement are completed. The Company is also entitled to additional payments from Kermode for royalty payments on future net sales (see Note 6). In the event that the research and development efforts under the agreement are successful and if the Company elects to develop and commercialize products under certain provisions contained in the agreement, the Company shall pay to Kermode a 5% royalty of net sales from those products. None of these events occurred as of September 30, 2023.

13. Subsequent Events

On October 5, 2023, the Company received approval for its shares of common stock to trade on the OTCQB. The Company’s shares of common stock began trading on the OTCQB on October 6, 2023.

On October 18, 2023, the Company entered into an agreement (the “Lease Amendment”) with Boccardo Corporation (the “Landlord”) to amend its facility lease. Pursuant to the Lease Amendment, effective October 1, 2023, the Landlord agreed to reduce the base monthly rent in exchange for an extension of the lease term by seventeen months. In addition, the parties agreed to the expiration of a certain tenant improvement allowance, subject to final inspection of municipal authorities, of March 31, 2024.

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

To date, we have devoted substantially all of our resources to research and development efforts relating to our therapeutic candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, protecting our intellectual property and providing general and administrative support for these operations. We have generated revenue from our payments under our collaboration strategic research and development contracts and federal awards and grants, as well as awards and grants from not-for-profit entities and fee for service to third-party entities. Since our inception, we have funded our operations primarily through these sources and the issuance of common stock, convertible preferred stock, and debt securities. Our expenses and resulting cash burn during the nine months ended September 30, 2023 and year ended December 31, 2022, were largely due to costs associated with study close-out activities on the first Phase 3 study of AR-301 for the treatment of VAP caused by the S. aureus bacteria, the Phase 3 study of AR-320 for prevention of nosocomial pneumonia, and the Phase 1/2a study of AR-501 for the treatment of chronic lung infections associated with cystic fibrosis. Until the clinical development activities for AR-301 and AR-320 resume, the current clinical development activities are focused primarily on AR-501.

Financial Overview

We have incurred losses since our inception. Due to termination of the SAMR License Agreement we recognized upfront payments of approximately $19.6 million as license revenue which resulted in net income during the nine month period ended September 30, 2023 of $5.2 million. Our results for the year ended December 31, 2022 were a net loss of approximately $30.4 million. As of September 30, 2023 we had approximately $535 thousand of cash and cash equivalents, of which $500 thousand is restricted in connection with our facility lease, and had an accumulated deficit of approximately $190.4 million. Substantially, all of our net losses have resulted from costs incurred in connection with our research and development programs, clinical trials, intellectual property matters, strengthening our manufacturing capabilities, and from general and administrative costs associated with our operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023, and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$417	$399	$18
License revenue	—	—	—
Total revenue	417	399	18
Operating expenses:
Research and development	175	6,118	(5,943)
General and administrative	1,111	1,693	(582)
Total operating expenses	1,286	7,811	(6,525)
Income (loss) from operations	(869)	(7,412)	6,543
Other income (expense):
Interest income, net	1	(27)	28
Other income	26	23	3
Change in fair value of note payable	759	(823)	1,582
Net income (loss)	$(83)	$(8,239)	$8,156

Grant Revenue. Grant revenue was approximately $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. The three months ended September 30, 2023 and 2022 included revenue from CFF, Kermode and Gates.

Research and Development Expenses. Research and development expenses decreased by approximately $5.9 million from approximately $6.1 million for the three months ended September 30, 2022 to approximately $0.2 million for the three months ended September 30, 2023 due primarily to:

●	A decrease in spending on our Phase 2a clinical trial evaluating AR-501 for the treatment of cystic fibrosis due to clinical trial study closures
●	a decrease in spending on completion and normal wind down costs for our Phase 3 clinical trial evaluating AR-301 for the treatment of VAP
●	a decrease in spending on our clinical trial evaluating AR-320 for the prevention of VAP due to clinical trial study closures

General and Administrative Expenses. General and administrative expenses decreased by approximately $0.6 million from approximately $1.7 million for the three months ended September 30, 2022 to approximately $1.1 million for the three months ended September 30, 2023. The decrease was due primarily to decreases in personnel related costs, stock compensation expense, and liability insurance, partially offset by an increase in professional fees.

Interest income (expense), net increased by approximately $28 thousand from approximately $27 thousand of interest expense, net for the three months ended September 30, 2022 to approximately $1 thousand of interest income, net for the three months ended September 30, 2023. The expense decrease was primarily due to interest waivers on the Note Payable to Streeterville Capital, LLC.

Change in fair value of note payable. Change in fair value of notes payable increased by approximately $1.6 million from a loss of approximately $0.8 million for the three months ended September 30, 2022 to a gain of approximately $0.8 million for three months ended September 30, 2023 due to changes in default probability as determined by a third party valuation expert.

Comparison of the Nine Months Ended September 30, 2023, and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change $
	(unaudited)	(unaudited)
Revenue:
Grant revenue	$1,544	$1,878	$(334)
License revenue	19,602	—	19,602
Total revenue	21,146	1,878	19,268
Operating expenses:
Research and development	10,374	18,916	(8,542)
General and administrative	4,235	5,535	(1,300)
Total operating expenses	14,609	24,451	(9,842)
Income (loss) from operations	6,537	(22,573)	29,110
Other income (expense):
Interest income, net	31	(267)	298
Other income	77	68	9
Change in fair value of note payable	(1,400)	(1,212)	(188)
Net income (loss)	$5,245	$(23,984)	$29,229

Grant Revenue. Grant revenue was approximately $1.5 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. The nine months ended September 30, 2023 and 2022 included revenue from CFF, Kermode and Gates.

License Revenue. License revenue was approximately $19.6 million and $0 for the nine months ended September 30, 2023 and 2022, respectively. The nine months ended September 30, 2023 included recognition of revenue from upfront payments in connection with termination of the SAMR License Agreement.

Research and Development Expenses. Research and development expenses decreased by approximately $8.5 million from approximately $18.9 million for the nine months ended September 30, 2022 to approximately $10.3 million for the nine months ended September 30, 2023 due primarily to:

●	A decrease in spending on our Phase 2a clinical trial evaluating AR-501 for the treatment of cystic fibrosis due to clinical trial study closures
●	a decrease in spending on completion and normal wind down costs for our Phase 3 clinical trial evaluating AR-301 for the treatment of VAP
●	a decrease in spending on our clinical trial evaluating AR-320 for the prevention of VAP due to clinical trial study closures

General and Administrative Expenses. General and administrative expenses decreased by approximately $1.3 million from approximately $5.5 million for the nine months ended September 30, 2022 to approximately $4.2 million for the nine months ended September 30, 2023. The decrease was due primarily to decreases in personnel related costs, stock compensation expense, and liability insurance, partially offset by an increase in professional fees.

Interest Income, Net. Interest income (expense), net increased by approximately $298 thousand from approximately $267 thousand of interest expense, net for the nine months ended September 30, 2022 to approximately $31 thousand of interest income, net for the nine months ended September 30, 2023. The expense decrease was primarily due to interest waivers on the Note Payable to Streeterville Capital, LLC.

Change in fair value of note payable. Change in fair value of notes payable decreased by approximately $0.2 million from a loss of approximately $1.2 million for the nine months ended September 30, 2022 to a loss of approximately $1.4 million for the nine months ended September 30, 2023 due to changes in in default probability as determined by a third party valuation expert.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had approximately $35 thousand of cash and cash equivalents, $500 thousand of restricted cash and had an accumulated deficit of approximately $190.4 million. As of December 31, 2022, we had approximately $4.9 million of cash, cash equivalents, $0.7 million of restricted cash and had an accumulated deficit of approximately $195.7 million.

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

On September 22, 2023, the Company entered into an Exchange Agreement (the “September 2023 Exchange Agreement”) with Streeterville, pursuant to which we agreed to (i) partition from the Note a new Promissory Note (the “September 2023 Partitioned Note”) in the original principal amount of $50,000 (the “September 2023 Exchange Amount”), (ii) cause the outstanding balance of the Note to be reduced by an amount equal to the September 2023 Exchange Amount, and (iii) exchange (the “September 2023 Exchange”) the September 2023 Partitioned Note for 898,069 shares of the Company’s common stock. On September 22, 2023 the fair value of the shares issued was approximately $99 thousand and we immediately recorded $49 thousand as stock issuance costs through a reduction to additional paid-in-capital.

We obtained financing for certain Director & Officer liability insurance policy premiums from First Insurance Funding. The total premiums, taxes and fees financed is approximately $915,000 with an annual percentage interest rate of 5.13%. At September 30, 2023, the balance of the insurance financing note had been paid in full.

We have had recurring negative cash flows from operations since inception and we anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. Management plans to finance operations through equity or debt financings or other capital sources, including potential collaborations or other strategic transactions. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our research programs and/or limit or cease our operations. As described above under “Going Concern,” in the absence of equity or debt financing, or other capital sources, including grant funding, potential collaborations or other strategic transactions, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs on or before November 30, 2023. Management is currently evaluating various cost reduction actions, including possible reductions in our workforce and suspending research and development expenditures on one or more product candidates, in order to reduce our expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow us to continue to operate without financing.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by:
Operating activities	$(9,278)	$(20,570)
Investing activities	14	(33)
Financing activities	4,240	3,750
Net (decrease) in cash, cash equivalents and restricted cash	$(5,024)	$(16,853)

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $9.3 million for the nine months ended September 30, 2023, which was primarily due to our net income of approximately $5.2 million, an increase in accounts payable of approximately $3.1 million, a decrease in contract costs of approximately $2.0 million, a decrease in accounts receivable of approximately $0.6 million and stock-based compensation expense of approximately $0.7 million, offset by a decrease in deferred revenue of approximately $20.5 million, a decrease of approximately $1.9 million in accrued liabilities and an increase in change in fair value of note payable of $1.4 million.

Net cash used in operating activities was approximately $20.6 million for the nine months ended September 30, 2022, which was primarily due to our net loss of approximately $24.0 million, a decrease of approximately $1.0 million in accounts payable, a decrease of approximately $0.1 million in prepaid assets, and a decrease of approximately $0.6 in deferred revenue, partially offset by an increase of approximately $2.1 million in accrued liabilities and other, non-cash charges of approximately $1.2 million related to stock-based compensation and an increase in change in fair value of note payable of $1.2 million..

Cash Flows from Investing Activities.

Net cash provided by investing activities of approximately $14 thousand during the nine months ended September 30, 2023, was due to proceeds received from disposal of equipment.

Net cash used in investing activities of approximately $33 thousand during the nine months ended September 30, 2022, was due to the purchase of equipment, primarily for diagnostic use in clinical trials.

Cash Flows from Financing Activities.

Net cash provided by financing activities of approximately $4.2 million during the nine months ended September 30, 2023 was from $3.8 million in proceeds received from issuance of common stock, net of issuance costs and approximately $2.5 million in proceeds from notes payable, net of issuance costs, partially offset by approximately $1.5 million for payments on notes payable and $0.5 million for payment on financing of insurance premium.

Net cash provided by financing activities of approximately $3.8 million during the nine months ended September 30, 2022 was from $5.0 million in proceeds from notes payable, net of issuance costs, partially offset by approximately $0.5 million in payments on notes payable and $0.8 million for payment on financing of insurance premium.

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

New Accounting Pronouncements

Please refer to section “New Accounting Pronouncements” in Note 2 of our Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, the Chief Executive Officer concluded that our disclosure controls and procedures were ineffective due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in a timely manner. While we have designed and implemented, or expect to implement, measures that we believe address or will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We have begun to remediate the identified material weakness by hiring additional senior accounting staff and financial consultants in our efforts to remediate the identified material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company submitted a complaint in Superior Court of the State of California, County of Santa Clara, against our former landlord on October 22, 2021, asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, wrongful eviction/constructive eviction and unjust enrichment and violation of the unfair competition law. The claims arise from rent increases and the termination of the tenancy that we allege were not permitted by the agreement with the landlord. We seek to recover rent paid under protest, our deposit, moving and relocation expenses and consequential damages arising from disruption to our operations. The Company filed a first amended complaint on July 18, 2022 asserting the same claims. The landlord has filed a cross-complaint for damage to property and attorneys’ fees. The court has set a trial setting conference for February 20, 2024. The parties have agreed to mediate the dispute and mediation is on-going.

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

Aridis Pharmaceuticals, Inc.

Dated: November 6, 2023	By:	/s/ Vu Truong
Vu Truong
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

